Form 10-Q
period 2021-06-30
Wilshire wShares Enhanced Gold Trust
filed 2021-08-16
CIK 1799858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________________ to _________________________.

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

The registrant had 100,001 issued and outstanding Shares as of July 29, 2021.

Wilshire wShares Enhanced Gold Trust

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Wilshire wShares Enhanced Gold Trust

Wilshire wShares Enhanced Gold Trust

Statements of Financial Condition

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investment in gold, at fair value (cost $1,726,447 and $-, respectively)	$1,712,064	$—
Cash	278,021	18
Offering costs	67,366	—
Total assets	2,057,451	18

Liabilities
Gold purchased payable	276,830	—
Sponsor’s fee payable	2,004	—
Miscellaneous fee payable	630	—
Total liabilities	279,464	—

Net assets	$1,777,987	$18

Shares issued and outstanding, unlimited authorized shares with par value of $0.00 per share	100,001	1
Net asset value per Share	$17.78	$18.00

See notes to unaudited financial statements.

Wilshire wShares Enhanced Gold Trust

Schedules of Investment

June 30, 2021 (unaudited)
	Fine Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	971.026	$1,726,447	$1,712,064	96.29%
Total investments	971.026	$1,726,447	$1,712,064	96.29%
Other assets in excess of liabilities			65,923	3.71%
Net assets			$1,777,987	100.00%

December 31, 2020
	Fine Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	—	$—	$—	0.00%
Total investments	—	$—	$—	0 .00%
Other assets in excess of liabilities			18	100.00%
Net assets			$18	100.00%

See notes to unaudited financial statements.

Wilshire wShares Enhanced Gold Trust

Statements of Operations

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Expenses
Sponsor’s fee	$2,949	$4,262
Offering costs	16,555	22,923
Miscellaneous fee	930	930
Total expenses	20,434	28,115
Net investment loss	(20,434)	(28,115)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold sold to pay expenses	21,325	20,467
Net change in unrealized appreciation (depreciation) on investment in gold	67,694	(14,383)
Net realized and change in unrealized gain (loss) from investment in gold	89,019	6,084

Net income (loss)	$68,585	$(22,031)

See notes to unaudited financial statements.

Wilshire wShares Enhanced Gold Trust

Statement of Cash Flows

For the Six Months Ended June 30, 2021
(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(22,031)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Value of gold received	(2,011,287)
Value of gold distributed	—
Amortization of offering costs	22,923
Proceeds from sales of gold to pay expenses	305,307
Net realized (gain) loss from gold sold to pay expenses	(20,467)
Net change in unrealized (appreciation) depreciation on investment in gold	14,383
(Increase) decrease in offering costs	(90,289)
Increase (decrease) in securities purchased payable	276,830
Increase (decrease) in Sponsor fee payable	2,004
Increase (decrease) in miscellaneous fee payable	630
Net cash provided by (used in) operating activities	(1,521,997)

Cash Flows from Financing Activities:
Creation of Shares	1,800,000
Redemption of Shares	—
Net cash provided by (used in) financing activities	1,800,000
Net Increase (Decrease) in Cash	278,003
Cash beginning of period	18
Cash end of period	$278,021

See notes to unaudited financial statements.

Wilshire wShares Enhanced Gold Trust

Statements of Change in Net Assets

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Net assets, beginning of period	$1,709,402	$18
Creation of – and 100,000 Shares, respectively	—	1,800,000
Redemption of (-) and (-) Shares, respectively	—	—
Net investment loss	(20,434)	(28,115)
Net realized gain (loss) from gold sold	21,325	20,467
Net change in unrealized appreciation (depreciation) on investment in gold	67,694	(14,383)
Net assets, end of period	$1,777,987	$1,777,987

See notes to unaudited financial statements.

Wilshire wShares Enhanced Gold Trust

Financial Highlights

Per Share Performance (for a Share outstanding throughout each period presented)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Net asset value per Share, beginning of period(1)	$17.09	$18.00
Net investment loss(a)	(0.20)	(0.28)
Net realized and unrealized gain (loss) on investment in gold	0.89	0.06
Net change in net assets from operations	0.69	(0.22)
Net asset value per Share, end of period	$17.78	$17.78

Total return, at net asset value(b)	4.01%	(1.22)%

Ratio to average net assets(c)
Net investment loss	(4.51)%	(4.29)%
Net expenses	4.51%	4.29%

(1)	The amount represents the initial deposit.
(a)	Calculated using average Shares outstanding.
(b)	Total return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and includes adjustments in accordance with U.S. GAAP, as such, the NAV for financial reporting purposes and the returns based upon the NAVs may differ from the NAVs and returns for shareholder transactions. Total return for periods of less than a year are not annualized.
(c)	Annualized.

See notes to unaudited financial statements.

Wilshire wShares Enhanced Gold Trust

Notes to Unaudited Financial Statements

June 30, 2021

1. ORGANIZATION

The Wilshire wShares Enhanced Gold Trust (the “Trust”) is an exchange-traded fund formed on January 8, 2020, as a Delaware statutory trust and trades on the NYSE Arca, Inc. (the “Exchange”). The Trust operates pursuant to a trust agreement, dated as of January 8, 2020, as amended by the First Amendment to the Trust Agreement, dated as of August 24, 2020, and further amended and restated on December 17, 2020 (the “Trust Agreement”) between Wilshire Phoenix Funds LLC, a Delaware limited liability company (the “Sponsor”), and Delaware Trust Company (the “Trustee”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust will have no assets other than (a) physical gold held by the Trust (“Physical Gold”), and (b) cash. The Trust’s performance, whether positive or negative, will be driven primarily by its investments in Physical Gold. The Trust’s Physical Gold is carried, for financial statement purposes, at fair value, as required by accounting principles generally accepted in the United States (“U.S. GAAP”). The Trust’s Net Asset Value (the “NAV”) is determined by the Administrator, in conformity with U.S. GAAP, on each business day as of 4:00 p.m. (New York City time), or as soon thereafter as practicable. The Trust commenced operations on February 17, 2021 and its Shares commenced trading on February 18, 2021 and as such the statements of operations, changes in net assets, and cash flows for the period January 8, 2020 through June 30, 2020 are not included.

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

Virtu Financial BD LLC, the initial Authorized Participant, purchased 100,000 Shares at a price of $18.00 per Share on February 17, 2021.

The statement of financial condition and schedule of investments at June 30, 2021 and the statements of operations, change in net assets, and cash flows for the three months and six months ended June 30, 2021, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three months and six months ended June 30, 2021, have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

The Administrator generally values the Physical Gold held by the Trust using that day’s LBMA Gold Price PM. If there is no LBMA Gold Price PM on any day, the Administrator is authorized to use that day’s LBMA Gold Price AM, or the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. LBMA Gold Price is the price per troy ounce, in U.S. dollars, of unallocated gold delivered in London determined by IBA following an electronic auction consisting of one or more 30-second rounds starting at 10:30 a.m. (London time) (in the case of LBMA Gold Price AM) or 3:00 p.m. (London time) (in the case of LBMA Gold Price PM) on each day that the London gold market is open for business, and published shortly thereafter. At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much gold they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 10,000 troy ounces for gold). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted, and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Gold Price AM or LBMA Gold Price PM, as appropriate, for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Gold Price are Bank of China, Bank of Communications, Coins ‘N Things Inc., DRW Investments LLC, Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), INTL FC Stone, Jane Street Global Trading, LLC, JPMorgan Chase Bank N.A., Koch Supply and Trading LP, Koch Commodities Europe Ltd., Marex, Morgan Stanley, Standard Chartered Bank and Toronto Dominion Bank.

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

The Sponsor categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy.

	Level 1	Level 2	Level 3
Investment in gold	$1,712,064	$—	$—
Total	$1,712,064	$—	$—

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

The Trust has capitalized certain offering costs and amortize those costs over a 12 month period. The Trust capitalized $90,289 of offering costs and has amortized $16,555 and $22,923 for the three months and six months ended June 30, 2021, respectively. As of June 30, 2021, the Trust had a remaining balance of $67,366 of capitalized offering costs represented on the accompanying statements of financial condition.

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

There were 100,001 Shares outstanding at June 30, 2021.

Changes in the Shares for the six months ended June 30, 2021 are:

	Shares	Amount
Balance at January 1, 2021	1	$18
Creation of Shares	100,000	1,800,000
Redemption of Shares	—	—
Balance at June 30, 2021	100,001	$1,800,018

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2021, no tax years are open for examination. There is no examination in progress at period end.

3. INVESTMENT IN GOLD

The following represents the changes in fine ounces of gold and the respective fair value during the six months ended June 30, 2021:

	Amount in fine ounces	Amount in US$
Balance at January 1, 2021	—	$—
Gold received	1,133.626	2,011,287
Gold distributed	—	—
Value of gold sold to pay expenses	(162.600)	(284,840)
Change in unrealized appreciation (depreciation) on investment in gold	—	(14,383)
Balance at June 30, 2021	971.026	$1,712,064

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

The Gold Custodian serves as a custodian on the Trust’s behalf, and the Physical Gold in the Trust’s account maintained by the Gold Custodian is considered an asset that remains the Trust’s property at all times. The Gold Custodian is responsible for receiving and safekeeping the Trust’s Physical Gold. The Gold Custodian will store Physical Gold in its own vaulting facilities, generally in London, New York, or such other locations where the Gold Custodian may maintain vaulting facilities from time to time. The Gold Custodian may appoint sub-custodians from time to time for the custody and safekeeping of Physical Gold, but the Gold Custodian remains liable for the custody and safekeeping of Physical Gold and for any loss suffered by the Trust as a result of any act or omission or insolvency of any sub-custodian. The Gold Custodian has agreed to maintain insurance in support of its custodial obligations under the Gold Custodian Agreement, including covering any loss of Physical Gold held in allocated form.

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

The Trustee and any of the officers, directors, affiliates, employees and agents of the Trustee (each, a “Trustee Indemnified Party”) shall be indemnified by the Trust and held harmless against any loss, damage, liability (including liability under state or federal securities laws), claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel generally and in connection with its enforcement of its indemnification rights), tax or penalty of any kind and nature whatsoever, to the extent arising out of, imposed upon or asserted at any time against such indemnified person in connection with the execution or delivery of the Trust Agreement, the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that (i) the Trust shall not be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence related to the express duties of the Trustee or Trustee Indemnified Party, and (ii) any such indemnification will be recoverable only from the assets of the Trust. The obligations of the Trust to indemnify such indemnified persons under the Trust Agreement shall survive the resignation or removal of the Trustee and the termination of the Trust Agreement. Any indemnifiable amounts payable to such indemnified persons may be payable in advance or shall be secured by a lien on the Trust.

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

Results of Operations

Three Months Ended June 30, 2021

For the three months ended June 30, 2021, 146.750 fine ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $17.78 compared to $17.09 at March 31, 2021. The increase in NAV per Share was due to a higher price of gold of $1,763.15 at period end, which represented an increase of 4.26% from $1,691.05 at March 31, 2021. The change in the price of gold and the percentage weighting of gold in the Index contributed to an increase of 5.75% in the level of the Index during that period. The difference in return of the Trust’s NAV compared to that of the Index was 1.73%.

Six Months Ended June 30, 2021

For the six months ended June 30, 2021, 100,001 Shares (inclusive of 10 Baskets that were created upon the launch of the Trust and 1 share that was purchased by the Sponsor in a private placement prior to the Trust’s launch) were issued in exchange for cash that was used to purchase 1,133.626 fine ounces of gold, and 162.600 fine ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $17.78 compared to $18.00 at February 17, 2021. The decrease in NAV per Share was due to a lower price of gold of $1,763.15 at period end, which represented a decrease of 0.99% from $1,780.70 at February 17, 2021. The change in the price of gold and the percentage weighting of gold in the Index contributed to an increase of 0.77% in the level of the Index during that period. The difference in return of the Trust’s NAV compared to that of the Index was 2.00%.

Comparison of Share Price, NAV and Wilshire Phoenix Gold Index

At June 30, 2021, the Gold Custodian held 970.626 fine ounces of gold on behalf of the Trust in its vault, with a market value of $1,712,064 (cost: $1,726,447) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the six months ended June 30, 2021, was $(14,383), which was due to (i) the Sponsor Fee of $4,262 and (ii) offering costs of $22,923, and (iii) a net realized and unrealized gain/(loss) of $6,084 from operations, which in turn resulted from a net realized gain/(loss) on gold transferred to pay expenses of $20,467 and a net change in unrealized appreciation/(depreciation) on investments in gold bullion of $(14,383).

For the three months ended June 30, 2021, the price of the Shares traded on the Exchange increased from $17.25 per Share to $17.85 per Share. The percentage change of the Share price over the course of the period was an increase of 3.48%. The difference in return of the price of the Shares compared to the performance of the Index was 2.23%.

For the period ended June 30, 2021 (the Shares commenced trading on February 18, 2021), the price of the Shares traded on the Exchange decreased from $17.96 per Share to $17.85 per Share. The percentage change of the Share price over the course of the period was a decrease of (0.61)%. The difference in return of the price of the Shares compared to the performance of the Index was 1.75%.

Historical Information Regarding Movements in the Price of Gold (as Represented by the LBMA Gold Price PM), the Return of the Index and Realized Volatility of the LBMA Gold Price PM and the S&P 500® Index

	Three Months Ended June 30, 2021	Period Ended June 30, 2021*
Aggregate Return of the LBMA Gold Price PM	4.26%	-0.99%
Aggregate Return of the Index	5.75%	0.77%
Realized Volatility of LBMA Gold Price PM	15.29%	14.71%
Realized Volatility of the S&P 500(R) Index	11.29%	13.29%

* The period began at the commencement of the Trust's operations on February 17, 2021.

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

The returns of the S&P 500® Index are volatile and realized volatility of S&P 500® Index values is impacted by a variety of factors. These factors include, but are not limited to: market fluctuations caused by such factors as economic and political developments, changes in interest rates, perceived trends in securities prices, war, acts of terrorism, the spread of infectious disease or other public health issues, local, regional or global events such as war, acts of terrorism, recessions, changes in the financial condition of the issuers of securities underlying the S&P 500® Index, the value of equity securities generally, market confidence in and perceptions of securities underlying the S&P 500® Index, expectations regarding government, economic, monetary and fiscal policies, inflation and interest rates, economic expansion or contraction, global or regional political, economic and banking crises. Further, movements in the realized volatility of the S&P 500® Index values in the past, and any past or present trends, are not a reliable indicator of future movements. Such factors will impact the performance of the Trust and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

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

The Administrator, acting pursuant to instructions from the Sponsor, will direct the Cash Custodian to withdraw from the cash account on each Rebalance Date, an amount of U.S. dollars sufficient to pay the Trust’s fees and expenses provided for in the Trust Agreement, and pay such amount to the recipients thereof; provided however that the Sponsor shall separately instruct the Administrator with respect to the timing for distribution of amounts in respect of redemptions. At June 30, 2021, the Trust had a cash balance of $278,021.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in the Trust’s amended and restated prospectus filed on April 16, 2021 (file no. 333-235913) pursuant to Rule 424(b)(3) under the Securities Act, as amended to date (the “Prospectus”) and the other information contained in the Prospectus before making an investment decision. The risks set forth in the Prospectus are not only ones facing the Trust. Additional risks and uncertainties may exist that could also adversely affect the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of baskets held by Authorized Participants, the Trust redeemed 0 baskets (comprising 0 Shares) during the three months ended June 30, 2021. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/21 to 4/30/21	—	$—
5/1/21 to 5/31/21	—	$—
6/1/21 to 6/30/21	—	$—
Total	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1.1	Form of Authorized Participant Agreement

4.1	Amended and Restated Trust Agreement

4.1.1	Second Amended and Restated Trust Agreement

4.2	Certificate of Trust (attached as Exhibit A to the Second Amended and Restated Trust Agreement)

5.1	Form of Opinion of Seward & Kissel LLP as to legality of Shares

8.1	Form of Opinion of Seward & Kissel LLP as to tax matters

10.1*	Gold Custodian Agreement (Allocated Gold)

10.2*	Gold Custodian Agreement (Unallocated Gold)

10.3	Cash Custodian Agreement

10.4*	Index Calculation Agreement

10.5	Fund Administration and Accounting Agreement

10.6*	Marketing Agent Agreement

10.7	First Amendment to Marketing Agent Agreement

10.8	Transfer Agency and Service Agreement

10.9*	Sponsor Representative Services Agreement

10.10	Sublicense Agreement

23.2	Consent of Seward & Kissel LLP (included in Exhibit 5.1)

23.3	Consent of Seward & Kissel LLP (included in Exhibit 8.1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: August 16, 2021

* The registrant is a trust and the person is signing in his capacity as an officer of Wilshire Phoenix Funds, LLC, the Sponsor of the Registrant.