Form 10-Q
period 2021-09-30
wShares Enhanced Gold ETF
filed 2021-11-15
CIK 1799858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Primary Standard Industrial Classification Code Number: 6221

wShares Enhanced Gold ETF

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

The registrant had 100,001 issued and outstanding Shares as of November 1, 2021.

wShares Enhanced Gold ETF

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

wShares Enhanced Gold ETF

wShares Enhanced Gold ETF

Statements of Financial Condition

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investment in gold, at fair value (cost $1,706,106 and $–, respectively)	$1,672,175	$—
Cash	197	18
Gold receivable	4,008	—
Offering costs	38,974	—
Other asset	25,569	—
Total assets	1,740,923	18

Liabilities
Sponsor’s fee payable	2,954	—
Total liabilities	2,954	—

Net assets	$1,737,969	$18

Shares issued and outstanding, unlimited authorized Shares with par value of $0.00 per Share	100,001	1
Net asset value per Share	$17.38	$18.00

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Schedules of Investment

September 30, 2021 (unaudited)
	Fine Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	959.476	$1,706,106	$1,672,175	96.21%
Total investments	959.476	$1,706,106	$1,672,175	96.21%
Other assets in excess of liabilities			65,794	3.79%
Net assets			$1,737,969	100.00%

December 31, 2020
	Fine Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	—	$—	$—	0.00%
Total investments	—	$—	$—	0.00%
Other assets in excess of liabilities			18	100.00%
Net assets			$18	100.00%

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Statements of Operations

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
Expenses
Offering costs	$16,738	$39,661
Sponsor’s fee	2,939	7,201
Miscellaneous fee	1,335	2,265
Interest expense	30	30
Total expenses	21,042	49,157
Net investment loss	(21,042)	(49,157)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	572	21,039
Net change in unrealized appreciation (depreciation) on investment in gold	(19,548)	(33,931)
Net realized and change in unrealized gain (loss) from investment in gold	(18,976)	(12,892)
Net income (loss)	$(40,018)	$(62,049)

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Statement of Cash Flows

For the Nine Months Ended September 30, 2021
(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(62,049)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Value of gold received	(2,016,279)
Value of gold distributed	—
Amortization of offering costs	39,661
Proceeds from sales of gold to pay expenses	331,212
Net realized (gain) loss from gold sold for rebalancing and to pay expenses	(21,039)
Net change in unrealized (appreciation) depreciation on investment in gold	33,931
(Increase) decrease in gold receivable	(4,008)
(Increase) decrease in prepaid offering costs	(78,635)
Increase (decrease) in Sponsor’s fee payable	2,954
Net cash provided by (used in) operating activities	(1,774,252)

Cash Flows from Investing Activities:
Payments for other assets	(25,569)
Net cash provided by (used in) investing activities	(25,569)

Cash Flows from Financing Activities:
Creation of Shares	1,800,000
Redemption of Shares	—
Net cash provided by (used in) financing activities	1,800,000
Net Increase (Decrease) in Cash	179
Cash beginning of period	18
Cash end of period	$197

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Statements of Change in Net Assets

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
Net assets, beginning of period	$1,777,987	$18
Creation of – and 100,000 Shares, respectively	—	1,800,000
Redemption of (-) and (-) Shares, respectively	—	—
Net investment loss	(21,042)	(49,157)
Net realized gain (loss) from gold sold	572	21,039
Net change in unrealized appreciation (depreciation) on investment in gold	(19,548)	(33,931)
Net assets, end of period	$1,737,969	$1,737,969

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Financial Highlights

Per Share Performance (for a Share outstanding throughout each period presented)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
Net asset value per Share, beginning of period	$17.78	$18.00 (a)
Net investment loss(b)	(0.21)	(0.49)
Net realized and unrealized gain (loss) on investment in gold	(0.19)	(0.13)
Net change in net assets from operations	(0.40)	(0.62)
Net asset value per Share, end of period	$17.38	$17.38

Total return, at net asset value(c)	(2.25)%	(3.45)%

Ratio to average net assets(d)
Net investment loss	(4.65)%	(4.44)%
Net expenses	4.65%	4.44%

(a)	The amount represents the initial deposit.
(b)	Calculated using average Shares outstanding.
(c)

Total return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and includes adjustments in accordance with U.S. GAAP, as such, the NAV for financial reporting purposes and the returns based upon the NAVs may differ from the NAVs and returns for Shareholder transactions. Total return for periods of less than a year are not annualized.

(d)	Annualized.

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Notes to Unaudited Financial Statements

September 30, 2021

1. ORGANIZATION

The wShares Enhanced Gold ETF (the “Trust”), formerly known as Wilshire wShares Enhanced Gold Trust until October 7, 2021, is an exchange-traded fund formed on January 8, 2020, as a Delaware statutory trust and trades on the NYSE Arca, Inc. (the “Exchange”). The Trust operates pursuant to a trust agreement, dated as of January 8, 2020, as amended by the First Amendment to the Trust Agreement, dated as of August 24, 2020, and further amended and restated on December 17, 2020 (the “Trust Agreement”) between Wilshire Phoenix Funds LLC, a Delaware limited liability company (the “Sponsor”), and Delaware Trust Company (the “Trustee”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust will have no assets other than (a) physical gold held by the Trust (“Physical Gold”), and (b) cash. The Trust’s performance, whether positive or negative, will be driven primarily by its investments in Physical Gold. The Trust’s Physical Gold is carried, for financial statement purposes, at fair value, as required by accounting principles generally accepted in the United States (“U.S. GAAP”). The Trust’s Net Asset Value (the “NAV”) is determined by the Administrator, in conformity with U.S. GAAP, on each business day as of 4:00 p.m. (New York City time), or as soon thereafter as practicable. The Trust commenced operations on February 17, 2021 and its Shares commenced trading on February 18, 2021 and as such the statements of operations, changes in net assets, and cash flows for the period January 8, 2020 through September 30, 2020 are not included.

The investment objective of the Trust is for the Shares to closely reflect the wShares Gold Index (the “Index”), less the Trust’s liabilities and expenses. The objective of the Index is to reduce the risk-profile typically associated with the purchase of gold, as measured by the realized volatility of the London Bullion Market Association (“LBMA”) Gold Price PM, while maintaining the correlative benefits of gold versus the S&P 500® Index. Solactive AG calculates, maintains and publishes information about the Index (the “Index Calculation Agent”).

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

Virtu Financial BD LLC, the initial Authorized Participant, purchased 100,000 Shares at a price of $18.00 per Share on February 17, 2021.

The fiscal year-end of the Trust is December 31st.

On October 7, 2021, the Trust changed its name from “Wilshire wShares Enhanced Gold Trust” to “wShares Enhanced Gold ETF.”

2. SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with U.S. GAAP, management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses during the period. Actual results could differ from these estimates.

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

The statement of financial condition and schedule of investment at September 30, 2021 and the statements of operations, change in net assets, and cash flows for the three months and nine months ended September 30, 2021, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three months and nine months ended September 30, 2021, have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

The Administrator generally values the Physical Gold held by the Trust using that day’s LBMA Gold Price PM. If there is no LBMA Gold Price PM on any day, the Administrator is authorized to use that day’s LBMA Gold Price AM, or the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. LBMA Gold Price is the price per troy ounce, in U.S. dollars, of unallocated gold delivered in London determined by ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 10:30 a.m. (London time) (in the case of LBMA Gold Price AM) or 3:00 p.m. (London time) (in the case of LBMA Gold Price PM) on each day that the London gold market is open for business, and published shortly thereafter. At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much gold they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 10,000 troy ounces for gold). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted, and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Gold Price AM or LBMA Gold Price PM, as appropriate, for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Gold Price are Bank of China, Bank of Communications, Coins ‘N Things Inc., DRW Investments LLC, Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), INTL FC Stone, Jane Street Global Trading, LLC, JPMorgan Chase Bank N.A., Koch Supply and Trading LP, Koch Commodities Europe Ltd., Marex, Morgan Stanley, Standard Chartered Bank and Toronto Dominion Bank.

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

The Sponsor categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy.

	Level 1	Level 2	Level 3
Investment in gold	$1,672,175	$—	$—
Total	$1,672,175	$—	$—

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

The Trust has capitalized certain offering costs and amortizes those costs over a 12-month period. The Trust capitalized $78,635 of offering costs and has amortized $16,738 and $39,661 for the three months and nine months ended September 30, 2021. As of September 30, 2021, the Trust had a remaining balance of $38,974 of capitalized offering costs included on the accompanying statement of financial condition.

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

The Sponsor, on each Rebalance Date, shall instruct the Representative to purchase and/or sell Physical Gold. In addition, the Administrator, acting pursuant to instructions from the Sponsor, shall, on the Rebalance Date, instruct the Cash Custodian to pay amounts due and payable by the Trust as of the Determination Date. When selling gold to pay expenses, the Representative will endeavor to sell the smallest amount of gold needed to pay expenses to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, the Representative will sell gold to the Custodian at the next LBMA Gold Price PM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses in the statements of operations.

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

Authorized Participants must be (i) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions, and (ii) participants in the Depository Trust Company (the “DTC”). To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Trust and the Sponsor. The Authorized Participant Agreement sets forth the procedures for the creation and redemption of Creation Units and for the payment of cash required for such creations and redemptions. The Sponsor may delegate its duties and obligations under the Authorized Participant Agreement to the Marketing Agent, the Administrator, or the Transfer Agent, without consent from any Shareholder or Authorized Participant. The Authorized Participant Agreement may be amended by the Sponsor only with the consent of the Authorized Participant, while the procedures attached thereto may be amended with notice to the Authorized Participant by following the procedures specified in the Authorized Participant Agreement. Shareholder consent is not required in either case. To compensate the Transfer Agent for services in processing the creation and redemption of Creation Units, an Authorized Participant is required to pay a transaction fee of $500 per order to create or redeem Creation Units. There was one Share created and outstanding in 2020.

There were 100,001 Shares outstanding at September 30, 2021.

Changes in the Shares for the nine months ended September 30, 2021 are:

	Shares	Amount
Balance at January 1, 2021	1	$18
Creation of Shares	100,000	1,800,000
Redemption of Shares	—	—
Balance at September 30, 2021	100,001	$1,800,018

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2021, no tax years are open for examination. There is no examination in progress at period end.

3. INVESTMENT IN GOLD

The following represents the changes in fine ounces of gold held and the respective fair value during the nine months ended September 30, 2021:

	Amount in fine ounces	Amount in US$
Balance at January 1, 2021	—	$—
Gold received for the creation of Shares	1,136.376	2,016,279
Gold distributed for the redemption of Shares	—	—
Gold sold for rebalancing and to pay expenses	(176.900)	(331,212)
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	—	21,039
Change in unrealized appreciation (depreciation) on investment in gold	—	(33,931)
Balance at September 30, 2021	959.476	$1,672,175

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

Organization and Trust Overview

The wShares Enhanced Gold ETF (the “Trust”) is an exchange-traded fund formed on January 8, 2020, as a Delaware statutory trust and trades on the NYSE Arca, Inc. (the “Exchange”). The Trust operates pursuant to a trust agreement, dated as of January 8, 2020, as amended by the First Amendment to the Trust Agreement, dated as of August 24, 2020, and further amended and restated on December 17, 2020 (the “Trust Agreement”) between Wilshire Phoenix Funds LLC, a Delaware limited liability company (the “Sponsor”), and Delaware Trust Company (the “Trustee”). On October 7, 2021, the Trust changed its name from “Wilshire wShares Enhanced Gold Trust” to “wShares Enhanced Gold ETF.” The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust will have no assets other than (a) physical gold held by the Trust (“Physical Gold”), and (b) cash. The Trust’s performance, whether positive or negative, will be driven primarily by its investments in Physical Gold. The Trust’s Physical Gold is carried, for financial statement purposes, at fair value, as required by U.S. GAAP. The Trust’s NAV is determined by the Administrator, on a U.S. GAAP basis, on each business day as of 4:00 p.m., (New York City time) or as soon thereafter as practicable.

The investment objective of the Trust is for the Shares to closely reflect the wShares Gold Index (the “Index”), less the Trust’s liabilities and expenses, and the Trust aims to achieve its investment objective by investing in Physical Gold and holding cash in proportions that seek to replicate the proportions in which Physical Gold and cash are represented in the Index. The objective of the Index is to reduce the risk-profile typically associated with the purchase of gold, as measured by the realized volatility of the LBMA Gold Price PM, while maintaining the correlative benefits of gold versus the S&P 500® Index. The purpose of the Index is to seek to outperform a stand-alone investment in gold. Solactive AG calculates the Index (the “Index Calculation Agent”).

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

Results of Operations

Three Months Ended September 30, 2021

For the three months ended September 30, 2021, 14.3 fine ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $17.38 compared to $17.78 at June 30, 2021. The decrease in NAV per Share was due to a lower price of gold of $1,742.80 at period end, which represented a decrease of 1.15% from $1,763.15 at June 30, 2021. The change in the price of gold and the percentage weighting of gold in the Index contributed to a decrease of 1.27% in the level of the Index during that period. The difference in return of the Trust’s NAV compared to that of the Index was –0.98%.

Nine Months Ended September 30, 2021

For the nine months ended September 30, 2021, 100,001 Shares (inclusive of 10 Baskets that were created upon the launch of the Trust and one Share that was purchased by the Sponsor in a private placement prior to the Trust’s launch) were issued in exchange for cash that was used to purchase 1,136.376 fine ounces of gold, and 176.900 fine ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $17.38 compared to $18.00 at February 17, 2021. The decrease in NAV per Share was due to a lower price of gold of $1,742.80 at period end, which represented a decrease of 2.13% from $1,780.70 at February 17, 2021. The change in the price of gold and the percentage weighting of gold in the Index contributed to a decrease of 0.51% in the level of the Index during that period. The difference in return of the Trust’s NAV compared to that of the Index was –2.94%.

Comparison of Share Price, NAV and wShares Gold Index

At September 30, 2021, the Gold Custodian held 959.476 fine ounces of gold on behalf of the Trust in its vault, with a market value of $1,672,175 (cost: $1,706,106) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the nine months ended September 30, 2021, was $(62,049), which was due to (i) the Sponsor Fee of $(7,201), (ii) offering costs of $(39,661), (iii) interest expense of $(30), (iv) miscellaneous fee of $(2,265), and (v) a net realized and change in unrealized gain (loss) from investment in gold of $(12,892), which in turn resulted from a net realized gain on gold sold for rebalancing and to pay expenses of $21,039 and a net change in unrealized (depreciation) on investments in gold of $(33,931).

For the three months ended September 30, 2021, the price of the Shares traded on the Exchange decreased from $17.85 per Share to $17.52 per Share. The percentage change of the Share price over the course of the period was a decrease of 1.85%. The difference in return of the price of the Shares compared to the performance of the Index was –0.61%.

For the period ended September 30, 2021 (the Shares commenced trading on February 18, 2021), the price of the Shares traded on the Exchange decreased from $17.96 per Share to $17.52 per Share. The percentage change of the Share price over the course of the period was a decrease of 2.45%. The difference in return of the price of the Shares compared to the performance of the Index was -2.16%.

Historical Information Regarding Movements in the Price of Gold (as Represented by the LBMA Gold Price PM), the Return of the Index and Realized Volatility of the LBMA Gold Price PM and the S&P 500® Index

	Three Months Ended September 30, 2021	Period Ended September 30, 2021*
Aggregate Return of the LBMA Gold Price PM	–1.15%	–2.13%
Aggregate Return of the Index	–1.27%	–0.51%
Realized Volatility of LBMA Gold Price PM	14.57%	14.13%
Realized Volatility of the S&P 500(R) Index	10.66%	12.40%

* The period began at the commencement of the Trust’s operations on February 17, 2021.

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

The realized volatility of the LBMA Gold Price PM for the table above is calculated using prices from the LBMA, which are made publicly available at the LBMA’s website (www.lbma.org.uk). Realized volatility of the S&P 500® Index for the table above is calculated using prices from S&P Dow Jones Indices LLC (“S&P”), which are publicly available on S&P’s website (www.spglobal.com/spdji/en/). The Trust and the Sponsor are not affiliated with the LBMA or S&P and do not accept responsibility for, or guarantee the accuracy and/or completeness of, the data included on their websites. Realized volatility is calculated using standard calculation of realized volatility on a price time series of an asset, which is shown below.

“Price” = price time series

“Lookback” = number of days in the lookback period

252 is used as the normalizing constant to convert the realized volatility to an annualized equivalent (i.e., it represents the number of trading days in any given year)

√= Square root operator

∑= Summation operator, addition of all of the inputs calculated by iterating over the business days in the lookback period

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

The Administrator, acting pursuant to instructions from the Sponsor, will direct the Cash Custodian to withdraw from the cash account on each Rebalance Date, an amount of U.S. dollars sufficient to pay the Trust’s fees and expenses provided for in the Trust Agreement, and pay such amount to the recipients thereof; provided, however that the Sponsor shall separately instruct the Administrator with respect to the timing for distribution of amounts in respect of redemptions. At September 30, 2021, the Trust had a cash balance of $197.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in the Trust’s amended and restated prospectus filed on April 16, 2021 (file no. 333-235913) pursuant to Rule 424(b)(3) under the Securities Act, as amended to date (the “Prospectus”) and the other information contained in the Prospectus before making an investment decision. The risks set forth in the Prospectus are not the only ones facing the Trust. Additional risks and uncertainties may exist that could also adversely affect the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of baskets held by Authorized Participants, the Trust redeemed 0 baskets (comprising 0 Shares) during the three months ended September 30, 2021. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/21 to 7/31/21	—	$—
8/1/21 to 8/31/21	—	$—
9/1/21 to 9/30/21	—	$—
Total	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1.1	Form of Authorized Participant Agreement
4.1	Amended and Restated Trust Agreement
4.1.1	Second Amended and Restated Trust Agreement
4.2	Certificate of Trust (attached as Exhibit A to the Second Amended and Restated Trust Agreement)
5.1	Form of Opinion of Seward & Kissel LLP as to legality of Shares
8.1	Form of Opinion of Seward & Kissel LLP as to tax matters
10.1*	Gold Custodian Agreement (Allocated Gold)
10.2*	Gold Custodian Agreement (Unallocated Gold)
10.3	Cash Custodian Agreement
10.4*	Index Calculation Agreement
10.5	Fund Administration and Accounting Agreement
10.6*	Marketing Agent Agreement
10.7	First Amendment to Marketing Agent Agreement
10.8	Transfer Agency and Service Agreement
10.9*	Sponsor Representative Services Agreement
10.10	Sublicense Agreement
23.2	Consent of Seward & Kissel LLP (included in Exhibit 5.1)
23.3	Consent of Seward & Kissel LLP (included in Exhibit 8.1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: November 15, 2021

* The registrant is a trust and the person is signing in his capacity as an officer of Wilshire Phoenix Funds, LLC, the Sponsor of the Registrant.