Form 10-K
period 2021-12-31
wShares Enhanced Gold ETF
filed 2022-04-13
CIK 1799858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

_______________________ to _________________________.

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

Number, including Area Code, of Registrant’s

Principal Executive Offices)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of wShares Enhanced Gold ETF	WGLD	NYSE Arca, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates of the registrant was $1,777,987, based upon the last reported sales price for such date on the NYSE Arca, Inc.

The registrant had 30,001 issued and outstanding Shares as of March 21, 2022.

wShares Enhanced Gold Trust ETF
Table of Contents

PART I

Item 1. Business

DESCRIPTION OF THE TRUST

The wShares Enhanced Gold ETF (the “Trust”) is an exchange-traded fund formed on January 8, 2020, as a Delaware statutory trust and trades on the NYSE Arca, Inc. (the “Exchange”). On October 7, 2021, the Trust changed its name from “Wilshire wShares Enhanced Gold Trust” to “wShares Enhanced Gold ETF”. The investment objective of the Trust is for the Shares to closely reflect the performance of the wShares Gold Index (the “Index”), less the expenses of the Trust's operations. Each share represents a fractional undivided beneficial interest in the Trust’s net assets. The Trust will essentially have no assets other than Physical Gold (the “Physical Gold Component”) held by the Trust and cash (the “Cash Component”). The Trust’s performance, whether positive or negative, is driven primarily by its investments in Physical Gold.

Wilshire Phoenix Funds LLC is the Sponsor of the Trust (the “Sponsor”). The shares are neither interests in nor obligations of, and are not guaranteed by, the Sponsor, its directors, officers, or member(s), or any of their affiliates.

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors or employees and is administered by the Administrator pursuant to the Trust Agreement. The Trust is not registered as an investment company under the 1940 Act, and is not required to register under such act. The Trust does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act. The Trust is not a commodity pool for purposes of the Commodity Exchange Act and neither the Sponsor nor the Trustee is subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor under the Commodity Exchange Act in connection with the shares.

The Trust

The Trust is a statutory trust formed under the laws of the State of Delaware, and the Trust Agreement constitutes the “governing instrument” of the Trust under the laws of the State of Delaware relating to statutory trusts. The Trust has no fixed termination date. Shares issued by the Trust will be held in electronic format through a book-entry system.

The investment objective of the Trust is for the Shares to closely reflect the performance of the Index, less the expenses of the Trust’s operations. On each Rebalance Date, the Index rebalances its weighting of the Physical Gold Component and the Cash Component by utilizing a mathematically derived, non-discretionary and passive rules-based methodology that is based on the realized volatility of the London Bullion Market Association (“LBMA”) Gold Price and realized volatility of the S&P 500® Index. Following the calculation of the weighting of the components of the Index, the Trust rebalances its holdings in Physical Gold in order to replicate the Index. In seeking to track the cash weighting portion of the Index, the Trust will hold or obtain cash from the sale of Physical Gold.

The amount of Physical Gold and cash held by the Trust is determined by the Index. However, because the Trust rebalances monthly, in the periods between each such monthly rebalancing, as a result of changes in the value of gold, among other factors, the percentages of Physical Gold relative to the percentages of the other assets of the Trust may diverge from the percentages in the Index on the most recent prior Rebalance Date.

In general, as the LBMA Gold Price becomes more volatile, the Trust will have less exposure to Physical Gold, and conversely, when the LBMA Gold Price becomes less volatile, the Trust will have more exposure to Physical Gold. Such increase or decrease in exposure to Physical Gold will be effected pursuant to the instruction of the Sponsor, with respect to Physical Gold.

The Trust holds and records the ownership of the Trust’s assets in such a manner that it is owned for the benefit of the Shareholders for the purposes of, and subject to and limited by the terms and conditions set forth in, the Trust Agreement.

The Trust issues Shares, which represent fractional undivided beneficial interests in and ownership in the assets of the Trust. Shares of the Trust are listed on the Exchange under the ticker symbol “WGLD”. The market price of the Shares may be different from the Net Asset Value (the “NAV”) per Share. Shares may be purchased from the Trust only by certain eligible financial institutions called Authorized Participants and only in one or more blocks of 10,000 Shares (“Creation Units”) in exchange for cash. The Trust issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

Shares issued by the Trust will be registered using the book-entry system and held in the name of Cede & Co. as nominee at the facilities of DTC, and one or more global certificates issued by the Trust to DTC will evidence the Shares. Shareholders may hold their Shares through DTC if they are direct participants in DTC (“DTC Participants”) or indirectly through entities (such as broker-dealers) that are DTC Participants.

Trust Expenses

The Sponsor’s Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor’s Fee is calculated by the Administrator by applying an annual rate of 65 basis points (0.65%) to the Trust’s NAV (the “Sponsor Fee”). The Administrator will make its calculation regarding the Sponsor Fee in respect of each Rebalance Date by reference to the Trust’s NAV as of the related “Determination Date” (the second Index Business Day prior to a Rebalance Date). The Sponsor Fee is calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis in U.S. Dollars prior to each Rebalance Date. The Sponsor, from time to time, may waive all or a portion of the Sponsor Fee in its sole discretion.

As consideration for the Sponsor’s receipt of the Sponsor Fee, the following ordinary and recurring fees of the Trust will be paid by the Administrator out of the Sponsor Fee: the Administrator Fee, the Gold Custodian Fee, the Cash Custodian Fee, the Transfer Agent Fee, the Representative Fee, the Trustee Fee, the Index Calculation Agent Fee, the Partnership Representative Fee, the Trust’s audit fees (including any fees and expenses associated with tax preparation) and up to $100,000 per year of the Trust’s legal fees and expenses (the “Sponsor-Paid Expenses”).

The Trust will be responsible for certain other fees and expenses that are not contractually assumed by the Sponsor, including but not limited to fees and expenses associated with the Trust’s monthly rebalancing between Physical Gold and cash, commissions and/or exchange fees associated with the buying and selling of Physical Gold and fees and expense reimbursements due to the Marketing Agent taxes and governmental charges, the Trust’s regulatory fees and expenses (including any filing, application or license fees), printing and mailing costs, offering costs, costs of maintaining the Trust’s website, fees and expenses of redemptions, indemnification obligations of the Trust and extraordinary expenses incurred by the Sponsor or any Service Provider on behalf of the Trust. Such extraordinary expenses are fees and expenses incurred not in the ordinary course of the Trust’s business or fees that are unexpected or unusual in nature, such as extraordinary legal fees and expenses of the Sponsor, any Service Provider or the Trust, legal claims and liabilities, litigation costs, nonrecurring expenses or costs incurred by the Sponsor or any other Service Provider on behalf of the Trust, or other unanticipated expenses.

Rebalancing of the Trust’s Assets

On each Rebalance Date, following the calculation of the weighting of the components of the Index, the Trust shall rebalance the Trust’s holdings in Physical Gold and cash in order to closely replicate the Index. In order to effect the monthly rebalancing, the Index Calculation Agent shall provide the percentage weight of the Physical Gold Component and the Cash Component as of the Determination Date to the Administrator and the Sponsor. Thereafter the Sponsor, based on information provided by the Administrator and the Index Calculation Agent, shall make such determinations and calculations as of each Determination Date (taking into account amounts on deposit in the Cash Account as of such Rebalance Date and the amount of U.S. dollars necessary to, on such Rebalance Date, pay amounts due and payable by the Trust) as are necessary in order to determine the amount of Physical Gold to purchase or sell.

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

In addition, Exchange Traded Concepts, LLC, an Oklahoma limited liability company, in its capacity as Sponsor Representative, (“the Representative”) the Representative interacts with the Cash Custodian, the Gold Custodian, the Administrator, the Trustee, the Index Calculation Agent and any other third party service providers to the Trust for the purpose of effecting monthly rebalances of the Trust’s assets on a Rebalance Date, and effecting creations and redemptions. The Sponsor may exercise discretion in connection with the amount of cash and Physical Gold to hold, purchase and/or sell on each Rebalance Date compared to their weightings in the Index, based on market value fluctuations or other factors occurring between the Determination Date and the Rebalance Date, in order to have the assets of the Trust more closely replicate the Index on such Rebalance Date and shall have no liability in connection therewith so long as it has exercised such discretion in good faith. The Sponsor and the applicable Service Providers shall use commercially reasonable efforts to effect the purchases, sales and/or payments contemplated on the Rebalance Date, provided that if any such purchases, sales and/or payments are unable to be made on the Rebalance Date, such purchases, sales and/or payments shall be made as soon as practicable thereafter.

Valuation of Gold and Computation of Net Asset Value

The Administrator evaluates the gold held by the Trust and determines the NAV of the Trust on each day that the Exchange is open for regular trading, as promptly as practical after 4:00 p.m. New York time. The NAV of the Trust is the aggregate value of gold and any other assets of the Trust, including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses, and other liabilities. In determining the Trust's NAV, the Administrator values the gold held by the Trust based on the afternoon London gold price per troy ounce of gold for delivery in London through a member of the London Bullion Market Association (“LBMA”) authorized to effect such delivery, as calculated and administered by independent service provider(s) and published by the LBMA on its website or by its successor that publicly displays prices (the “LBMA PM Gold Price”), or, if such day's afternoon price is not available, the morning LBMA Gold Price (the “LBMA AM Gold Price”). If no LBMA Gold Price is available for the day, the Administrator will value the Trust's gold based on the most recently announced LBMA PM Gold Price or LBMA AM Gold Price. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Administrator. The Sponsor may instruct the Administrator to use a different publicly available price, which the Sponsor determines to fairly represent the value of the Trust's gold.

Neither the Trustee nor the Sponsor are liable to any person for the determination that the most recently announced LBMA PM Gold Price (or other benchmark price) is not appropriate as a basis for evaluation of the gold held or receivable by the Trust or for any determination as to the alternative basis for evaluation, provided that such determination is made in good faith.

Once the value of the Trust’s Physical Gold has been determined, the Administrator subtracts all accrued expenses and liabilities of the Trust from the total value of the Physical Gold and all other assets of the Trust. The resulting figure is the NAV of the Trust. The Administrator determines the NAV per share by dividing the NAV of the Trust by the number of Shares outstanding on the day the computation is made.

The amount of the Physical Gold represented by each Share will decrease over the life of the Trust due to the sales of Physical Gold necessary to pay the Sponsor Fee and other Trust expenses. Without increases in the price of gold that is reflected in the Trust’s Physical Gold holdings sufficient to compensate for that decrease, the price of the Shares will also decline and Shareholder will lose money on their investment in Shares.

The determinations that the Administrator makes will be made in good faith upon the basis of, and neither the Sponsor nor the Administrator will be liable for any errors contained in, information reasonably available to it. Neither the Sponsor nor the Administrator will be liable to the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Sponsor or the Administrator against any liability resulting from gross negligence, willful misconduct or bad faith in the performance of their respective duties.

Termination of the Trust

The Trust will dissolve if any of the following events occur:

●	Upon the withdrawal or the adjudication or admission of bankruptcy or insolvency of the Sponsor unless within ninety (90) days of such event, Shareholders holding at least fifty-one percent (51%) of the outstanding Shares of the Trust as of the Record Date (not including Shares held by the Sponsor or its affiliates) agree in writing to continue the Trust and to select, effective as of the date of such event, one or more successor sponsors;

●	Shares are delisted from the Exchange and are not approved for listing on another national securities exchange within five (5) Business Days of their delisting;

●	The Trust becomes insolvent or bankrupt;

●	All of the Trust’s assets are sold;

●	The SEC determines that the Trust is an investment company required to be registered under the Investment Company Act, and the Sponsor has made the determination that dissolution of the Trust is advisable;

●	Sixty (60) days have elapsed since DTC or another depository has ceased to act as depository with respect to the Shares, and the Sponsor has not identified another depository that is willing to act in such capacity;

●	After any Service Provider resigns or otherwise ceases to act in such capacity with respect to the Trust, and no replacement Service Provider is engaged, the Sponsor makes a determination that dissolution of the Trust is advisable; or

●	The Sponsor, in its sole discretion, determines for any other reason to dissolve the Trust.

The death, legal disability, bankruptcy, insolvency, dissolution, or withdrawal of any Shareholder (as long as such Shareholder is not the sole Shareholder of the Trust) shall not result in the termination of the Trust, and such Shareholder, his estate, custodian or personal representative shall have no right to withdraw or value such Shareholder’s Shares. Each Shareholder (and any assignee thereof) expressly agrees that in the event of his death, he waives on behalf of himself and his estate, and he directs the legal representative of his estate and any person interested therein to waive the furnishing of any inventory, accounting or appraisal of the assets of the Trust and any right to an audit or examination of the books of the Trust.

In respect of termination events that rely on the Sponsor’s determinations to terminate the Trust, the Sponsor may make any such determination in its sole discretion. To the extent that the Sponsor determines to continue operation of the Trust following a determination of a termination event, the Trust may be required to alter its operations to comply with the termination event. In such case, the Sponsor shall not be liable for its determination of whether to continue or to terminate the Trust.

If the Trust is forced to liquidate, the Trust will be liquidated under the Sponsor’s direction (or in the event there is no Sponsor or the Sponsor is adjudicated bankrupt or insolvent, under the direction of such person as the Shareholders holding at least fifty-one percent (51%) of the outstanding Shares of the Trust as of the Record Date (not including Shares held by the Sponsor or its Affiliates) may propose and approve (the “Liquidating Trustee”)). Any Liquidating Trustee that is appointed will have the same powers and limitations as applicable to the Sponsor, and the Liquidating Trustee will not have general liability for the acts, omissions, obligations and expenses of the Trust, as further discussed in the Trust Agreement. Upon termination of the Trust, following completion of winding up of its business, the Trustee shall cause a certificate of cancellation of the Trust’s Certificate of Trust to be filed in accordance with applicable Delaware law. Upon the termination of the Trust, the Sponsor and the Trustee shall each be discharged from all obligations under the Trust Agreement except for their respective obligations that expressly survive termination of the Trust Agreement.

Amendments

The Trust Agreement can be amended by the Sponsor without the Trustee’s or the Shareholders’ consent, provided that (i) no such amendment may be made if it would adversely affect the status of the Trust as a partnership for U.S. federal income tax purposes, (ii) any amendment that adversely affects the duties, liabilities or rights of the Trustee shall also require the Trustee’s prior written consent, which it may grant or withhold in its sole discretion and (iii) any amendment that appoints a new sponsor (upon the withdrawal or the adjudication of bankruptcy or insolvency of the Sponsor) or makes any material change to the Trust’s investment objective, shall also require the consent of Shareholders owning at least fifty-one percent (51%) of the outstanding Shares of the Trust (not including Shares held by the Sponsor or its Affiliates, in the case of an amendment that appoints a new sponsor) as of the Record Date or the date that the action appointing a new sponsor is taken. For purposes of amendments to change the Trust’s investment objective, any change to the Index methodology or other governing document relating to the administration, valuation or calculation of the Index shall not be considered a material change.

Any amendment that imposes or increases any fees or charges (other than the Sponsor Fee, to the extent it does not exceed 0.65% of the Trust’s NAV, and other than taxes and other governmental charges) or prejudices a substantial existing right of the Shareholders will not become effective until thirty (30) days after notice of such amendment is given by the Sponsor or its designee to the Shareholders.

Fiscal Year

The fiscal year of the Trust ends on December 31 of each year. The Sponsor has the continuing right to select an alternate fiscal year.

Not a Regulated Commodity Pool

The Trust does not trade in gold futures contracts on COMEX or on any other futures exchange. Because the Trust does not trade in gold futures contracts on any futures exchange, the Trust is not regulated by the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act as a “commodity pool,” and is not operated by a CFTC-regulated commodity pool operator. Investors in the Trust do not receive the regulatory protections afforded to investors in regulated commodity pools, nor may COMEX or any futures exchange enforce its rules with respect to the Trust’s activities. In addition, investors in the Trust do not benefit from the protections afforded to investors in gold futures contracts on regulated futures exchanges.

DESCRIPTION OF THE INDEX

The wShares Gold Index is based on notional components and is not an investment product. The Index is calculated, maintained and published by Solactive AG (the “Index Calculation Agent”). The Index was created by the Sponsor, as the sponsor of the Index. The level of the Index is calculated and published on each Index Business Day by approximately 7:00 p.m. (New York City time) and will be available through various market data vendors, and available on Bloomberg LP, under the ticker symbol “WGIX”, and Refinitiv, under the RIC “WGIX”. The objective of the Index is to reduce the risk-profile typically associated with the purchase of gold, as measured by the realized volatility of the LBMA Gold Price PM, while maintaining the correlative benefits of gold versus the S&P 500® Index. The Index systematically rebalances between gold and cash on a monthly basis. Realized volatility, sometimes referred to herein as historical volatility, measures the magnitude of price movements of a given asset over a defined historical time period. The Index generally seeks to reduce its realized volatility relative to the realized volatility of the LBMA Gold Price PM by lowering its exposure to gold during periods of increased realized volatility in the LBMA Gold Price PM. Gold may serve or act as a diversifier and a hedge within a portfolio of assets, especially during times of heightened realized volatility observed in the S&P 500® Index, and therefore the Index will generally calculate an increased gold exposure during periods of heightened realized volatility observed in the S&P 500® Index. The below description of the Index methodology is only a summary, and other information about the Index, including tables of historical weights, performance, and scenario analysis, are provided here for informational purposes but are not intended to provide sufficient detail to permit full replication of the Index.

The Index has a notional component representing the Physical Gold Component and the Cash Component based on a cash weighting to the extent that less than 100% of the Index is comprised of the Physical Gold Component (the “Cash Weighting”). In seeking to track the Cash Weighting portion of the Index, the Trust will hold cash.

On each Determination Date, the Index Calculation Agent calculates the new weighting of the Physical Gold Component utilizing a mathematically derived, nondiscretionary, objective and passive rules-based methodology that will apply on the Rebalance Date. This methodology adjusts the Index’s exposure to Physical Gold depending on the historical realized volatility and returns of the LBMA Gold Price PM and historical realized volatility of the S&P 500® Index utilizing a look-back period of 45 days, among other parameters. The Index Calculation Agent’s determination of the new weight for the Physical Gold Component will be based on the observed historical realized volatility and returns of the LBMA Gold Price PM and historical realized volatility of the S&P 500® Index.

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

DESCRIPTION OF THE SHARES

Shares issued by the Trust are registered in the book-entry system and held in the name of Cede & Co. as nominee at the facilities of DTC, and one or more global certificates issued by the Trust to DTC will evidence the Shares. Shareholders may hold their Shares through DTC if they are direct participants in DTC (“DTC Participants”) or indirectly through entities (such as broker-dealers) that are DTC Participants.

The Shares are listed on the Exchange and trade under the ticker symbol “WGLD”.

Entitlements

The Trust is a Delaware statutory trust and not a corporation, and the Shares are different than shares of a corporation. Shareholders are not entitled to certain statutory entitlements typically associated with being a shareholder of a corporation, such as an entitlement to dividends. Shareholders, however, are entitled to vote on specified matters relating to the Trust and Trust Agreement as more fully set forth in the Trust Agreement.

No Shareholder has the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not affiliates of one another and (ii) collectively hold at least twenty-five percent (25%) of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust is required to locate other Shareholder(s) with which it is not affiliated and that collectively hold at least twenty-five percent (25%) of the outstanding Shares with the Shareholder seeking to bring the derivative action. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court.

The foregoing limitations do not apply to any derivative action, suit or other proceeding brought on behalf of the Trust for claims arising under the Securities Act or the Exchange Act or the rules and regulations thereunder. Shareholders have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Shareholders who have suffered losses in connection with the purchase or sale of their Shares may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

Voting and Consent Rights

Under the Trust Agreement, Shareholders have limited voting rights with respect to the Trust. However, certain actions, such as amendments or modifications that appoint a new sponsor (upon the withdrawal or the adjudication of bankruptcy or insolvency of the Sponsor), or the appointment of a liquidating trustee under the circumstances set forth in the Trust Agreement, requires the consent of Shareholders owning at least fifty-one percent (51%) of the outstanding Shares of the Trust as of the Record Date (not including Shares held by the Sponsor or its Affiliates).

Suspension Events

The Trust may suspend Redemption Orders, the payment of redemption proceeds or the determination of NAV in the case of any of the following events until such time as the event has passed (each, a “Suspension Event”):

(a)	when a redemption would result in a violation by the Trust or the Sponsor or any of its other respective affiliates of the securities laws of the United States or any other applicable jurisdiction or the rules of any national securities exchange, self-regulatory organization or regulatory agency applicable to the Trust, the Sponsor or its respective affiliates as evidenced by an opinion of counsel;

(b)	any exchange, dealer market, quotation system or other market on which a significant portion of the Trust’s assets are regularly traded or quoted is closed (otherwise than for weekends or holidays) or trading thereon is generally suspended or limited;

(c)	the Sponsor has determined in good faith that the disposition of any asset of the Trust, or other transaction involving the sale, transfer or delivery of the Trust’s assets is not reasonably practicable without being detrimental to the Trust or the interest of the remaining Shareholder;

(d)	any breakdown in the means of communication or publication normally employed in determining the Trust’s NAV or the NAV per Share has occurred and is continuing, or the prices or values of the Trust’s assets cannot reasonably be promptly and accurately ascertained for any reason;

(e)	any event has occurred and is continuing which may cause the dissolution of the Trust;

(f)	the Sponsor has otherwise determined, in good faith, with respect to the Trust or the Shares of the redeeming or remaining Shareholders, respectively, that the redemption by any Shareholder of its Shares (whether in whole or in part) would have a material adverse effect on the Trust or the Shares of the redeeming or remaining Shareholders, respectively, including, without limitation, the risk of potential re-classification of the Trust for U.S. federal income tax purposes; or

(g)	an event constituting force majeure which, in the good faith determination of the Sponsor, makes determination of NAV or redemption impossible or impracticable; provided that any determination of NAV or redemption so suspended shall be reinstated or processed as soon the force majeure event has resolved.

iNAV

The iNAV is meant to approximate the intraday NAV of the Trust.

The iNAV calculation will be provided for reference purposes only. It is not intended as a price or quotation, or as an offer or solicitation of the purchase or sale of the Shares, nor will it reflect hedging or other transactional costs, market liquidity or bid-offer spreads. For this reason and others, the actual trading price of the Shares may be different from their iNAV.

The calculation of the iNAV shall not constitute a recommendation or solicitation to conclude a transaction at the level stated, and should not be treated as giving investment advice.

THE SPONSOR

Wilshire Phoenix Funds LLC was formed on May 14, 2018 and established, coordinated and paid the organizational expenses of the Trust. The Sponsor, together with the Administrator, the Gold Custodian, the Cash Custodian, the Transfer Agent, the Representative and their respective agents are generally responsible for the administration of the Trust under the provisions of their respective governing agreements. Some of the responsibilities of the Sponsor include (i) selecting the Trust’s service providers and, from time to time, engaging additional, successor or replacement service providers, which shall also include negotiating each service provider agreement and related fees on behalf of the Trust, (ii) facilitating registration of the Shares in book-entry form to be held in the name of Cede & Co. at the facilities of DTC in consultation with the Transfer Agent, and (iii) performing such other services as the Sponsor believes the Trust may require. The Sponsor is generally not involved in the day-to-day activities of the Trust.

Liability of the Sponsor and Indemnification

The Sponsor is not liable to the Trust or any Shareholder or other person for any action or omission taken or omitted to be taken in good faith or for errors in judgment, except to the extent such action or omission taken or such error in judgment constitutes willful misconduct, bad faith or gross negligence in the performance of its duties.

The Sponsor and its affiliates, and their respective members, managers, directors, officers, employees, agents and affiliates, are indemnified by the Trust and held harmless against any loss, judgment, liability, claim, suit, penalty, tax, cost, amount paid in settlement of any claims sustained by it and expense incurred by it arising out of or in connection with the performance of its obligations under the Trust Agreement and under any other agreement entered into by the Sponsor in furtherance of the administration of the Trust, including any costs and expenses incurred by the Sponsor in defending itself against any claim or liability in its capacity as Sponsor; provided that such loss was not the direct result of: (i) gross negligence, bad faith or willful misconduct on the part of the Sponsor; or (ii) reckless disregard of the Sponsor’s obligations and duties under the Trust Agreement. Any indemnifiable amounts payable to such indemnified person may be payable in advance or shall be secured by a lien on the Trust.

THE TRUSTEE

Delaware Trust Company is the trustee of the Trust pursuant to the terms of the Trust Agreement. The Trustee is unaffiliated with the Sponsor.

Duties of the Trustee

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

Liability of the Trustee

The Trustee is not liable under any circumstances, except for its own willful misconduct, bad faith or gross negligence with respect to its express duties under the Trust Agreement. The Trustee has no obligation to monitor or supervise the obligations of the Sponsor, Transfer Agent, Administrator, Gold Custodian, Cash Custodian or any other person.

Trustee’s Fee and Indemnity

The Trustee is compensated by the Trust, out of the Sponsor Fee, for the Trustee’s fees. The Trustee is reimbursed by the Trust for reasonable legal expenses it incurs in connection with consultation with its counsel (who may be counsel for the Sponsor or the Trustee) in relation to indemnification under the Trust Agreement.

The Trustee and any of the officers, directors, affiliates, employees and agents of the Trustee are indemnified by the Trust and held harmless against any loss, claim, tax, damage, reasonable expenses or liability (including liability under state or federal securities laws) of any kind and nature whatsoever, to the extent arising out of, imposed upon or asserted at any time against such indemnified person in connection with the execution or delivery of the Trust Agreement, the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that the Trust is not required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence related to the express duties of the Trustee. As security for any amounts owing to the Trustee under the above-referenced indemnity, the Trustee shall have a lien against the Trust property. The obligations of the Trust to indemnify such indemnified persons under the Trust Agreement shall survive resignation or removal of the Trustee and the termination of the Trust Agreement.

Resignation or Removal of the Trustee

The Trustee is permitted to resign upon at least thirty (30) days’ written notice to the Sponsor; provided, however, that such resignation is not effective unless and until a successor trustee has accepted its appointment as successor in writing. The Sponsor has the authority to remove the Trustee upon at least ten (10) days’ written notice. If the Trustee resigns and no successor trustee is appointed within forty-five (45) days after the Trustee notifies the Sponsor of its resignation, the Trustee may petition a court of competent jurisdiction to appoint a successor.

THE GOLD CUSTODIAN

JPMorgan Chase Bank, N.A., serves as the Gold Custodian under and pursuant to the terms and provisions of the precious metal agreements between the Trust and the Gold Custodian relating to Physical Gold held on an allocated and unallocated basis, each dated as of September 1, 2020 (collectively, the “Gold Custodian Agreement”). The Gold Custodian serves as a custodian on the Trust’s behalf, and the Physical Gold in the Trust’s account maintained by the Gold Custodian are considered assets that remain the Trust’s property at all times.

The Custodian’s Role

The Gold Custodian is responsible for receiving and safekeeping the Trust’s Physical Gold. The Custodian will store Physical Gold in its own vaulting facilities, generally in London, New York, or such other locations where the Gold Custodian may maintain vaulting facilities from times to time. The Gold Custodian may appoint sub-custodians from time to time for the custody and safekeeping of Physical Gold, but the Gold Custodian remains liable for the custody and safekeeping of Physical Gold and for any loss suffered by the Trust as a result of any act or omission or insolvency of any sub-custodian.

The Gold Custodian holds Physical Gold for the account of the Trust on an allocated basis (i.e., numbered gold bars held in the Gold Custodian’s nominated vaults are identified in the Gold Custodian’s records as belonging to the Trust), except where Physical Gold is held in an unallocated account in the circumstances noted below (collectively, the allocated and unallocated accounts are referred to as the “Gold Account”).

The Gold Custodian may hold Physical Gold for the account of the Trust on an unallocated basis to the extent that the Physical Gold held is less than a whole bar or in connection with transfers of Physical Gold to settle purchases and sales. However, the Gold Custodian must allocate whole gold bars to the Gold Account so that no Physical Gold in whole bar form is held for the Trust’s account on an unallocated basis at the end of each Business Day of the Gold Custodian, which may result in a negative balance in the Trust’s unallocated account. The Trust receives daily reports regarding transfers of Physical Gold into and out of the Gold Account. All transfers into and out of the Gold Account can only be made upon receipt of, and in accordance with, instructions given by authorized persons of the Trust to the appropriate personnel at the Gold Custodian. Such instructions may only be given by SWIFT transmission or by such other means (if any) as are specified in the Gold Custodian Agreement.

The Gold Custodian has agreed to maintain insurance in support of its custodial obligations under the Gold Custodian Agreement, including covering any loss of Physical Gold held in allocated form. In the event of loss of or damage to the Trust’s Physical Gold held in allocated form, or another event occurring which is likely to affect the Trust’s Physical Gold held in allocated form, the Gold Custodian will file claims with its insurer or elect to reimburse the Trust from its own funds. After the resolution of any claim filed by the Gold Custodian under a relevant insurance policy relating to such Physical Gold, the Gold Custodian will forward any proceeds that it receives from its insurer to the Trust.

Indemnification of the Custodian

The Gold Custodian is both exculpated and indemnified under the Gold Custodian Agreement. The Gold Custodian must act as a reasonable and prudent custodian in discharging its duties under the Gold Custodian Agreement. The Gold Custodian will be liable for any losses or damages suffered by the Trustee as a direct result of the Gold Custodian’s own negligence, willful default or fraud in the performance of its duties under the Gold Custodian Agreement; provided, however, that the Gold Custodian’s liability will not exceed the aggregate market value of the Gold Account at the time of such negligence, willful default or fraud. Under the Gold Custodian Agreement, the Gold Custodian is not liable to the Trust for any consequential loss, or loss of profit or goodwill, whether or not resulting from any negligence, willful default or fraud under the Gold Custodian Agreement.

Under the Gold Custodian Agreement, the Gold Custodian is not liable to the Trust for any delay in performance, or for the non-performance of, any of the Gold Custodian’s obligations under the Gold Custodian Agreement for reasons outside of the Gold Custodian’s reasonable control, including any breakdown, malfunction or failure of, or in connection with, any communication, computer, transmission, clearing or settlement facilities, industrial action, acts and regulations of any governmental or supra national bodies or authorities, or the rules of any relevant regulatory or self-regulatory organization.

Under the Gold Custodian Agreement, the Trust agrees to indemnify and hold harmless the Gold Custodian from all costs, damages, liabilities, losses and expenses suffered or incurred, directly or indirectly, by the Gold Custodian in connection with the Gold Custodian Agreement; provided, however, that such indemnity shall not apply to the extent such sums are due directly to the Gold Custodian’s negligence, willful default or fraud.

THE CASH CUSTODIAN

The Bank of New York Mellon serves as the Trust’s Cash Custodian pursuant to the terms and provisions of the Cash Custody Agreement, dated as of December 8, 2020, between the Trust and the Cash Custodian (the “Cash Custody Agreement”).

Duties of the Cash Custodian

Under the Cash Custody Agreement, the Cash Custodian is responsible for maintaining the Cash Account in which the Cash Custodian will hold U.S. dollars in the name of the Trust.

Cash Custodian’s Fee

The Cash Custodian is compensated out of the Sponsor Fee for the Cash Custodian’s services under the Cash Custody Agreement.

THE GOLD INDUSTRY

As the market for gold and movements in the price of gold are expected to directly affect the price of the Shares of the Trust, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future market conditions or future gold prices.

Physical Gold

Gold is different than most commodities in that it is typically accumulated rather than consumed. Further, it can be stored at low cost and does not deteriorate, and it is often used as a store of value. It is both used, historically and currently, for jewelry and decorative arts, and plays a key component in various countries’ official reserves.

The following table is a summary of recent world gold supply and demand. It is based on information reported by the World Gold Council 2020. Demand and supply figures given in both tonnes and U.S. Dollar value where appropriate.

Gold Supply

Metric	2016	2017	2018	2019	2020
Mine Production	3,515.30	3,578.90	3,653.40	3,599.20	3,473.20
Net Producer Hedging	37.60	(25.50)	(12.50)	6.20	(51.90)
Recycled Gold	1,232.70	1,111.40	1,132.00	1,273.00	1,302.20
Total Supply	4,785.60	4,664.80	4,772.90	4,878.40	4,723.50

Source: World Gold Council, as of December 31, 2020

Gold Demand

Metric	2016	2017	2018	2019	2020
Industrial & Technology
Electronics	255.60	265.60	268.40	262.30	248.30
Dentistry	17.60	16.30	15.30	13.90	11.90
Other Industrial	49.80	50.70	51.20	49.80	42.00
Industrial & Tech. Subtotal	323.00	332.60	334.90	326.00	302.20

Investment Demand
Physical Gold Bars	797.20	779.70	775.40	579.20	537.60
Official Coins	208.20	188.10	241.90	220.70	292.90
Coin Medals	67.70	76.10	73.00	66.80	69.10
ETFs	582.00	265.70	83.00	408.20	873.90
Investment Subtotal	1,655.10	1,309.60	1,173.30	1,274.90	1,773.50

Jewelry	2,103.90	2,241.00	2,248.50	2,123.20	1,401.10
Central Banks	394.90	378.60	656.20	605.40	255.00
Jewelry/Central Banks Subtotal	2,498.80	2,619.60	2,904.70	2,728.60	1,656.10

Total Gold Demand	4,476.90	4,261.80	4,412.90	4,329.50	3,731.80
Average Daily LBMA PM Price	$1,249.91	$1,257.31	$1,268.49	$1,393.43	$1,770.47

Source: World Gold Council, as of December 31, 2020

Source: LBMA, for LBMA Gold PM Prices, as of December 31, 2020

Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions. The World Gold Council sources their data from ICE Benchmark Administration, Refinitiv GFMS, World Gold Council and Metals Focus Ltd., which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this section “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

Sources of Gold Supply

Based on data from the World Gold Council, gold supply averaged 4,765 tonnes (“t”) per year between 2016 and 2020. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, net producer hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,564t per year from 2016 through 2020. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,210t annually between 2016 through 2020.

Sources of Gold Demand

Based on data from the World Gold Council 2020, gold demand averaged 4,243t per year between 2016 and 2020. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 48% of the identifiable demand from 2016 through 2020, followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 16%.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold, especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Between 2016 and 2020, according to the World Gold Council 2020, central bank purchases averaged 458t. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

The OTC market accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. The main centers of the OTC market are London, New York, and Zurich. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA.

LBMA is where most OTC trades are cleared through. LBMA acts as the principal point of contact between the market and its regulators. LBMA also coordinates market clearing and vaulting and promotes good trading practices and develops standard documentation.

The term “loco London” refers to gold bars physically held in London that meet the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of an LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are known as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams – 32.1507465 troy ounces and 1 troy ounce – 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 to 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar by the fineness of the bar.

LBMA determines gold price twice a day during London trading hours (at 10:30 am and 3:00 pm London time) through an auction which provides reference gold prices for that day’s trading. The LBMA Gold Price was initiated on March 20, 2015 and replaced the prior London Gold Fix. The auction that determines the LBMA Gold Price is a physically settled, electronic and tradeable auction, with the ability to settle trades in U.S. dollars, euros, or British pounds. IBA provides the auction platform and methodology as well as the overall administration and governance for the LBMA Gold Price. LBMA Gold Price auctions have been able to continue during the COVID-19 pandemic. The FCA in the U.K. regulates the LBMA Gold Price.

Futures Exchanges

Although the Trust does not invest in gold futures, information about the gold futures market is relevant as such markets are a source of liquidity for the overall market for gold and impact the price of gold.

The most significant gold futures exchange is COMEX, operated by Commodities Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc., and a subsidiary of the Chicago Mercantile Exchange Group (the “CME Group”). It began to offer trading in gold futures contracts in 1974 and for most of the period since that date, it has been the largest exchange in the world for trading precious metals futures and options. The Tokyo Commodity Exchange (“TOCOM”) is another significant futures exchange and has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. Both COMEX and TOCOM operate through a central clearance system and in each case, the exchange acts as a counterparty for each member for clearing purposes. Other commodity exchanges include, the Multi Commodity Exchange of India (“MCX”), the Shanghai Futures Exchange, the Shanghai Gold Exchange, ICE Futures US (the “ICE”), and the Dubai Gold & Commodities Exchange. The ICE and CME Group are members of the Intermarket Surveillance Group.

Historical Gold Price Chart

Gold prices can be volatile and gold price variances can be expected to directly influence the WGLD net asset value. Gold price movements may be influenced by various factors, including, but not limited to:

●	Inflation, commonly represented by the annualized Consumer Price Index (“CPI”)

●	Changes in the U.S. dollar

●	Level of interest rates

●	Announcements from central banks regarding a country’s reserve gold holdings

●	Geo-political and economic events

The following chart illustrates LBMA Gold PM Fixing prices from December 2011 through December 2021:

Source: LBMA and Wilshire Phoenix, between December 30, 2011, and December 31, 2021.

LBMA Gold AM Fix price was used if the LBMA Gold PM Fix price was unavailable.

Past performance may not be an indicator of future performance.

For illustrative purposes only.

CREATION AND REDEMPTION OF SHARES BY AUTHORIZED PARTICIPANTS

The Trust creates and redeems Shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 10,000 Shares. Creation Units may be created or redeemed only by Authorized Participants. Except when aggregated in Creation Units, the Shares are not redeemable securities. Authorized Participants pay a transaction fee of $500 in connection with each order to create or redeem a Creation Unit and are subject to an additional processing charge for failure to timely deliver such orders. From time to time, the Sponsor, in its sole discretion, may reimburse Authorized Participants for all or a portion of the processing fees from the Sponsor’s own assets. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Trust to other investors. The transfer of Creation Units is only made in exchange for the delivery to the Trust or the distribution by the Trust of cash, the amount of which is based on the combined NAV of the number of shares included in the Creation Units (each, a “Basket”) being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received. Creations of Baskets may only be settled after the requisite cash is deposited in the Cash Account of the Trust.

Authorized Participants are the only persons that may place orders to create and redeem Creation Units. Authorized Participants must be (i) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions, and (ii) participants in DTC. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Trust and the Sponsor. The Authorized Participant Agreement sets forth the procedures for the creation and redemption of Creation Units and for the payment of cash required for such creations and redemptions. The Sponsor may delegate its duties and obligations under the Authorized Participant Agreement to the Marketing Agent, the Administrator or the Transfer Agent, without consent from any Shareholder or Authorized Participant. The Authorized Participant Agreement may be amended by the Sponsor only with the consent of the Authorized Participant, while the procedures attached thereto may be amended with notice to the Authorized Participant. Shareholder consent is not required in either case.

Authorized Participants who purchase Creation Units from the Trust receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Certain Authorized Participants are able to participate directly in the gold bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. The Sponsor believes that the size and operation of the gold bullion market make it unlikely that an Authorized Participant’s direct activities in the gold or securities markets will impact the price of gold or the price of the Shares. Authorized Participants must be (i) a DTC Participant; (ii) registered as a broker-dealer under the Exchange Act and regulated by the Financial Industry Regulatory Authority, Inc., or FINRA, or some other self-regulatory organization or will be exempt from being or otherwise not be required to be so regulated or registered; and (iii) qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants are cautioned that some of their activities may result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Creation Units.

Persons interested in purchasing Creation Units should contact the Sponsor or the Administrator to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants will only be able to redeem their Shares through an Authorized Participant.

Under the Authorized Participant Agreements, the Sponsor has agreed to indemnify the Authorized Participants and certain parties related to the Authorized Participants against certain liabilities, including as a result of:

●	any material breach by the Sponsor, its affiliates, or any of their respective agents or employees, of any provision of the Authorized Participant Agreement, including any representations, warranties and covenants by any of them except that the Sponsor will not be required to indemnify a Sponsor Indemnified Party (as defined in the Authorized Participant Agreement) to the extent that such failure was caused by the strict adherence to instructions reasonably given by one or more Sponsor Indemnified Parties therein;

●	any material failure on the part of the Sponsor to perform any obligation of the Sponsor set forth in the Authorized Participant Agreement except that the Sponsor will not be required to indemnify a Sponsor Indemnified Party (as defined in the Authorized Participant Agreement) to the extent that such failure was caused by the strict adherence to instructions reasonably given by one or more Sponsor Indemnified Parties;

●	any failure by the Sponsor to comply with applicable laws and regulations in connection with the Authorized Participant Agreement;

●	any untrue statement or alleged untrue statement of a material fact contained in the registration statement of the Trust as originally filed with the SEC, or in any amendment thereof, or in any prospectus, or in any amendment thereof or supplement thereto, or in certain marketing materials, or arising out of or based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except those statements in the registration statement or the prospectus based on information furnished in writing by or on behalf of the Authorized Participant expressly for use in the registration statement or the prospectus.

As provided in the Authorized Participant Agreements, in the absence of gross negligence, bad faith or willful misconduct, neither the Sponsor nor an Authorized Participant will be liable to each other or to any other person, including any party claiming by, through or on behalf of the Authorized Participant, for any losses, liabilities, damages, costs or expenses arising out of any mistake or error in data or other information provided to any of them by each other or any other person or out of any interruption or delay in the electronic means of communications used by them.

The following description of the procedures for the creation and redemption of Creation Units is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail.

Creation Procedures

On any Business Day (other than Business Days on which the LBMA Gold Price PM is not announced), an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. For purposes of the creation and redemption process, a “Business Day” is defined as any day other than: (i) a Saturday or a Sunday on which the Exchange is scheduled to be open for business, and, in respect of any action to be taken by the Trustee, on which the Trustee is scheduled to be open for business; or (ii) a day on which banking institutions in the United Kingdom are authorized or permitted by law to close or a day on which the London gold market is closed; or (iii) a day on which banking institutions in the United Kingdom are authorized or permitted to be open for less than a full day or the London gold market is open for trading for less than a full day and transaction procedures required to be executed or completed before the close of the day may not be so executed or completed. The Business Day on which the Transfer Agent receives a valid creation order is the creation order date. Creation orders must be received by 9:15 a.m. (New York City time) on a particular Business Day to receive that Business Day’s creation order date. Creation orders received on or after 9:15 a.m. (New York City time) on a particular Business Day will be considered received on the next Business Day. Orders are not accepted on a particular Business Day if the LBMA Gold Price PM or other applicable benchmark price is not announced. The Business Day on which a creation order is settled is the creation order settlement date. As provided below, the creation order settlement date may occur up to two Business Days after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s DTC account is charged the nonrefundable transaction fee due for the creation order.

Creation Units are issued on the creation order settlement date by 4:00 p.m. (New York City time) on the Business Day immediately following the creation order date at the applicable NAV per Share on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Sponsor to agree to a creation order settlement date up to two Business Days after the creation order date. By placing a creation order, and prior to receipt of the Creation Units, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the creation order.

Determination of Required Payment

The total payment required to create each Creation Unit is an amount of cash equal to the NAV of 10,000 Shares of the Trust on the creation order date.

Because orders to purchase Creation Units must be placed by 9:15 a.m. (New York City time) but the total payment required to create a Creation Unit will not be determined until as of 4:00 p.m. (New York City time) on the Business Day the creation order is received, Authorized Participants will not know the total amount of the payment required to create a Creation Unit at the time they submit the creation order for the Creation Unit. The Trust’s NAV and the total amount of the payment required to create a Creation Unit could rise or fall substantially between the time a creation order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Creation Orders

The Sponsor or the Transfer Agent may reject a creation order if:

●	The Sponsor or the Transfer Agent determines that the creation order is not in proper form;

●	Acceptance or receipt of the creation order would be unlawful in the opinion of Sponsor’s counsel;

●	The Sponsor believes that the acceptance or receipt of the creation order would have adverse tax consequences to the Trust or its Shareholders; or

●	Circumstances outside the control of the Sponsor or the Transfer Agent make it, for all practical purposes, not feasible to process creations of Creation Units.

The Sponsor will not be liable for the rejection of any creation order.

The Trust also may not be able to create new Creation Units at any time if there is an insufficient amount of Shares registered in this offering or if another legal or operational impediment to creating new Creation Units arises.

The Sponsor may, in its discretion, suspend creations, or postpone the Purchase Order settlement date, (i) for any period during which the Exchange is closed other than for customary holidays or weekend closings or when trading is suspended or restricted; (ii) for any period during which an emergency exists as a result of which the fulfillment of a purchase order is not reasonably practicable; or (iii) for such other period as the Sponsor reasonably determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Creation Units mirror the procedures for the creation of Creation Units. On any Business Day (other than Business Days on which the LBMA Gold Price PM is not announced), an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. The day on which the Transfer Agent receives a valid redemption order is the redemption order date. Redemption orders must be received by 9:15 a.m. (New York City time) on a particular Business Day to receive that Business Day’s redemption order date. Redemption orders received on or after 9:15 a.m. (New York City time) on a particular Business Day will be considered received on the next Business Day. Orders are not accepted on a particular Business Day if the LBMA Gold Price PM is not announced. The Business Day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two Business Days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Trust. Instead, individual Shareholders may only redeem Shares in an amount equal to one or more whole Creation Units and only through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Trust not later than the redemption order settlement date by 4:00 p.m. (New York City time) on the Business Day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Sponsor to agree to a redemption order settlement date up to two Business Days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Determination of Redemption Proceeds

The redemption proceeds from the Trust typically consist of cash. The amount of cash included in a redemption is equal to the NAV of the number of Creation Unit(s) of the Trust requested in the Authorized Participant’s redemption order on the redemption order date. The Trust will distribute the cash redemption amount by 4:00 p.m. (New York City time) on the redemption order settlement date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

Delivery of Redemption Proceeds

The redemption proceeds due from the Trust are delivered to the Authorized Participant by 4:00 p.m. (New York City time) on the redemption order settlement date if, by such time, the Trust’s DTC account has been credited with the Creation Units to be redeemed. If the Trust’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent of whole Creation Units received. Any remainder of the redemption distribution is delivered on the next Business Day to the extent of remaining whole Creation Units received if the Transfer Agent receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine and the remaining Creation Units to be redeemed are credited to the Trust’s DTC account by 4:00 p.m. (New York City time) on such next Business Day. Any further outstanding amount of the redemption order will be cancelled.

Suspension, Postponement or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption order settlement date: (i) for any period during which the Exchange is closed other than for customary holidays or weekend closings or when trading is suspended or restricted; (ii) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (iii) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor or the Transfer Agent may reject a redemption order if: (i) the order is not in proper form; (ii) the Sponsor or the Transfer Agent believes the acceptance or receipt of the order would have adverse tax consequences to the Trust or its Shareholders; (iii) the acceptance or receipt of the order would, in the opinion of counsel to the Sponsor, be unlawful; or (iv) if circumstances outside the control of the Sponsor or the Transfer Agent make it for all practical purposes not feasible to process orders.

Creation and Redemption Transaction Fee

To compensate the Transfer Agent for services in processing the creation and redemption of Creation Units, an Authorized Participant is required to pay a transaction fee of $500 per order to create or redeem Creation Units. An order may include multiple Creation Units. From time to time, the Sponsor, in its sole discretion, may reimburse Authorized Participants for all or a portion of the processing fees from the Sponsor’s own assets.

Item 1A. Risk Factors

Risk Factors Related to the Regulation of the Sponsor, the Trust and the Shares

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act, or the protections afforded by the CEA.

The Trust is not registered as an investment company under the Investment Company Act. As a result, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the National Futures Association (“NFA”). Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests,” and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

The Trust is an emerging growth company and the Trust cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an emerging growth company, as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Trust cannot predict if investors will find the Shares less attractive because of the Trust’s reliance on these exemptions. If some investors find the Trust’s Shares less attractive as a result, there may be a less active trading market for the Shares.

In addition, under the JOBS Act, the Trust’s independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as it is an emerging growth company.

For as long as the Trust takes advantage of the reduced reporting obligations, the information that the Trust provides its Shareholders may be different from information provided by other public companies.

The failure by the Trust and the Sponsor to comply with extensive legal and regulatory requirements applicable to them may adversely affect the Trust.

The Trust is subject to a comprehensive scheme of regulation under the federal securities laws and listing standards for its Shares. The Trust and the Sponsor could each be subject to sanctions for a failure to comply with those requirements, which could adversely affect the Trust’s financial performance and its ability to pursue its investment objective. In addition, the SEC and exchanges are empowered to intervene in their respective markets in response to extreme market conditions. Those interventions could adversely affect the Trust’s ability to pursue its investment objective and could lead to losses for the Trust and its Shareholders.

Risk Factors Related to the Trust and the Shares

Certain members of the Sponsor have no history operating an investment vehicle like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

Certain members of the Sponsor have no history of past performance in managing investment vehicles like the Trust. This makes it difficult for investors to evaluate the Trust and its future prospects. The past performance of the Sponsor’s members in other investment vehicles, including their experiences in the financial industry, are no indication of their ability to manage an investment vehicle such as this particular Trust. If the experience of the Sponsor and its members is inadequate or unsuitable, the operations of the Trust may be adversely affected. The Trust can make no assurance that it will be successful in addressing these issues.

An active and liquid market for the Shares may not develop or be sustained.

There is no established trading market for the Shares in the United States. Although the Trust Shares are listed on the Exchange, there is no guarantee that an active trading market will develop. Shareholders therefore have limited access to information about prior market history on which to base their investment decision. If an active trading market for the Shares does not develop, the market prices and liquidity of the Shares may be adversely affected. If an investor needs to sell Shares at a time when no active market for Shares exists, the absence of an active market will most likely affect the price the investor receives for the Shares, assuming the investor is able to sell them.

Even if an active trading market for the Shares develops, the market value for the Shares may be highly volatile and could be subject to wide fluctuations after this offering, and therefore, it is difficult to predict the price at which the Shares will trade.

The Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

The Trust may be terminated and liquidated at a time which is disadvantageous to Shareholders, such as when the Physical Gold price is lower than at the time when Shareholders purchased their Shares. In such a case, when the Trust’s Physical Gold is sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders will be less than if their prices were higher at the time of sale and Investors may experience a loss in their investments. In certain circumstances, the Sponsor has the ability to terminate the Trust without the consent of Shareholders and may decide to terminate the Trust at a time that is not advantageous for the Shareholder. The Trust may also terminate due to an inability to satisfy exchange listing rules or change in regulatory status (e.g., if the Trust is required to register as an investment company under the Investment Company Act), or if the Trust’s assets are insufficient to be economically viable to manage.

Withdrawal from participation by Authorized Participants may affect the liquidity of Shares.

If one or more Authorized Participants withdraws from participation, it may become more difficult to create or redeem Creation Units, which may reduce the liquidity of the Shares. If it becomes more difficult to create or redeem Creation Units, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between Physical Gold and the Shares, which may also affect the trading market and liquidity of the Shares.

The Trust utilizes LBMA Gold Price to value the Physical Gold held by the Trust. Potential issues, discrepancies, as well as any future changes to the LBMA Gold Price calculation could impact the value of Physical Gold held by the Trust and have an adverse effect on the value of an investment in the Shares.

In the event that LBMA Gold Price varies materially from the price of Physical Gold observed by other mechanisms, the NAV of the Trust and the value of an investment in the Shares could be adversely affected. The calculation of the LBMA Gold Price is not an exact process but is based upon a procedure of matching orders from participants in the auction process and their customers to sell gold with orders from participants in the auction process and their customers to buy Physical Gold at particular prices. It is possible that electronic failures or other events may occur that could result in delays in the announcement of, or the inability of the system to produce an LBMA Gold Price on any given date.

The Administrator is solely responsible for determining the value of the Trust’s Physical Gold and cash, and the Trust’s NAV. The value of the Shares may experience an adverse effect in the event of any errors, discontinuance or changes in such valuation calculations.

The Administrator will determine the Trust’s holdings of Physical Gold (the “Physical Gold Holdings”), the Trust’s holdings of U.S. dollars (the “Cash Holdings”) and the Trust’s NAV at 4:00 p.m. (New York City time) or as soon thereafter as practicable, on each Business Day. The Administrator’s determination is made utilizing data from the Gold Custodian and Cash Custodian’s operations and the LBMA Gold Price. To the extent that the Physical Gold Holdings, the Cash Holdings or the Trust’s NAV are incorrectly calculated, the Administrator may not be liable for any error and such misreporting of valuation data could adversely affect an investment in the Shares.

Shareholders may be adversely affected in the event calculation of NAV is suspended.

The Trust may suspend or restrict the determination of NAV, in its sole discretion, if (i) any exchange, dealer market, quotation system or other market on which a significant portion of the Trust’s assets are regularly traded or quoted is closed (otherwise than for weekends or holidays) or trading thereon is generally suspended or limited, (ii) the Sponsor has determined in good faith that the disposition of any asset of the Trust, or other transaction involving the sale, transfer or delivery of the Trust’s assets is not reasonably practicable without being detrimental to the Trust or the interest of the remaining Shareholder, (iii) any breakdown in the means of communication or publication normally employed in determining the Trust’s NAV or the NAV per Share has occurred and is continuing, or the prices or values of the Trust’s assets cannot reasonably be promptly and accurately ascertained for any reason, (iv) any event has occurred and is continuing which may cause the dissolution of the Trust or (v) an event constituting force majeure which, in the good faith determination of the Sponsor, makes determination of NAV impossible or administratively unfeasible; provided that any suspension of the determination of NAV shall be reinstated as soon as the force majeure event has resolved. Any such suspension or restriction could adversely affect the Shares. The Trust disclaims any liability for any loss or damage that may result from any such suspension or restriction.

The Shares may trade at a price which is at, above, or below the NAV per Share and any premium or discount in the trading relative to the NAV per Share may widen as a result of different trading hours of the Exchange and other exchanges.

The Shares may trade at, above, or below the NAV per Share. The NAV per Share will fluctuate with changes in the market value of the Physical Gold owned by the Trust. The Share price will fluctuate with changes in NAV per Share as well as market supply and demand. The amount of discount or premium in the trading price relative to NAV per Share may be affected by non-concurrent trading hours between the Exchange and major gold markets. While the Shares will trade on the Exchange until 4:00 pm (New York City time), liquidity in the market for Physical Gold may be reduced after the close of major world gold markets including London and other locations. When Shares are trading at a premium to NAV, an investor will pay more to purchase Shares compared to the value of the Trust’s underlying assets. When Shares are trading at a discount to NAV, an investor will pay less to purchase Shares compared to the value of the Trust’s underlying assets. Depending on the price at which an investor purchased its Shares and whether the Shares trade at a discount or a premium to NAV may affect the investor’s gain or loss on its investment in the Trust when Shares are sold. If, for example, a Shareholder purchased Shares at a slight premium to NAV and sold Shares while they were trading at a discount to NAV, the Shareholder will realize a loss on the investment, assuming no change in NAV and no bid/ask spread impact on the price of the purchase or sale.

The iNAV is not the same as the Share price or any other trading price of the Shares in the secondary market.

The iNAV at any point in time of a Business Day is based on a comparison of the previous day’s LBMA Gold Price PM and intraday gold prices from other sources. The iNAV is an approximation of the intraday NAV of the Trust.

The trading price of the Shares at any time is the price at which you may be able to sell your Shares in the secondary market at such time, if one exists. The trading price of the Shares at any time may vary significantly from the iNAV at such time due to, among other things, imbalances of supply and demand, lack of liquidity, transaction costs and bid-offer spreads, and any corresponding premium or discount in the trading price may be reduced or eliminated at any time. Paying a premium purchase price over the iNAV could lead to significant losses in the event the investor sells such Shares at a time when such premium is no longer present or a discount exists in the market place.

Before trading in the secondary market, you should compare the iNAV with the then-prevailing trading price of the Shares.

Unanticipated operational or trading problems that arise may result in a decrease in the value of the Shares.

It is possible that unanticipated issues may arise with respect to the Trust’s operations and the trading of the Shares. Such unforeseen problems could have an adverse effect on an investment in the Shares. The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for the Trust. Consequently, there may be unanticipated problems with respect to the mechanics of the operations of the Trust and the trading of the Shares that could have a material adverse effect on an investment in the Shares. To the extent that unanticipated operational or trading problems arise, the Sponsor’s past experience and qualifications may not be suitable for solving those problems.

In the event the Trust’s assets are lost, damaged, stolen or destroyed, recovery may be limited to the market value of the assets at the time the loss is discovered.

If there is a loss due to theft, loss, damage, destruction or fraud or otherwise with respect to the Trust’s assets held by the Gold Custodian or the Cash Custodian (each, a “Custodian” and, collectively, the “Custodians”), the Trust may not be able to recover more than the market value of the assets at the time the loss is discovered. If the market value of assets increases between the time the loss is discovered and the time the Trust receives payment for its loss and purchases assets to replace the losses, less assets will be acquired by the Trust and the value of the net assets of the Trust will be negatively affected. The Custodian has no obligation to replace any gold lost under circumstances for which the Custodian is liable to the Trust. The Custodian’s liability to the Trust, if any, will be limited to the value of any gold lost, or the amount of any balance held on an unallocated basis, at the time of the Custodian’s negligence, fraud or willful default, or, for the Cash Custodian, at the time of the act or omission giving rise to the claim for indemnification.

The Trust is subject to custodial risk.

The value of the Shares will be adversely affected if Physical Gold owned by the Trust is lost or damaged in circumstances in which the Trust is not in a position to recover the corresponding loss.

The Gold Custodian is responsible to the Trust for loss or damage to the Trust’s Physical Gold only under limited circumstances. The Gold Custodian Agreement (as defined below) contemplates that the Gold Custodian will be responsible to the Trust only if it acts with negligence, fraud or in willful default of its obligations under the Gold Custodian Agreement. In addition, the Gold Custodian has agreed to obtain insurance for which the Gold Custodian is the beneficiary that would cover only Physical Gold held in allocated form by the Gold Custodian for the Trust for any loss, damage, destruction, or misdelivery, subject to the terms of those insurance arrangements. These insurance arrangements do not apply to the Trust’s Physical Gold held in unallocated form, so the Trust may experience losses for which there is no insurance coverage if there is any loss, damage, destruction, misdelivery, or other event affecting such Physical Gold. The Gold Custodian has no obligation to replace any Physical Gold lost under circumstances for which the Gold Custodian is not liable to the Trust. The Gold Custodian’s liability to the Trust, if any, will be limited to the value of any Physical Gold held by the Gold Custodian at the time of the Gold Custodian’s negligence, fraud or willful default.

Any loss of Physical Gold owned by the Trust will result in a corresponding loss in the NAV and it is reasonable to expect that such loss will also result in a decrease in the value at which the Shares are traded on the Exchange.

The nature of the Trust’s insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Gold Custodian and any sub-custodian expose the Shareholders to the risk of loss of the Trust’s Physical Gold for which no person is liable.

The Trust does not insure its Physical Gold. The Gold Custodian maintains insurance on such terms and conditions as it considers appropriate in connection with its custodial obligations under the Gold Custodian Agreement and is responsible for all costs, fees and expenses arising from the insurance policy or policies. Although the Gold Custodian has agreed to provide the Trust with the proceeds of insurance claims relating to Physical Gold held by the Gold Custodian in allocated form, the Trust does not have the ability to dictate the nature or amount of coverage and such coverage will not apply to Physical Gold held in unallocated form. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance with respect to the Physical Gold held by the Custodian on behalf of the Trust. In addition, while the Gold Custodian Agreement authorizes the Gold Custodian to appoint sub-custodians from time to time for the custody and safekeeping of Physical Gold, such agreement does not require any direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the Physical Gold held by them on behalf of the Trust. Further, Shareholders’ legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, and any subcustodians is limited. Consequently, there can be no assurance that any losses that may be suffered with respect to the Trust’s Physical Gold will be covered by insurance or can be attributed to a third party who will be liable to the Trust for its loss.

The ability of Shareholders and Authorized Participants to exercise remedies against the Gold Custodian may be limited.

Shareholders and Authorized Participants lack the right under the applicable agreement with a Gold Custodian to assert claims directly against a Gold Custodian, which significantly limits their options for recourse. Claims under the applicable agreement with a Gold Custodian may only be asserted on behalf of the Trust.

The obligations of the Gold Custodian under the Gold Custodian Agreement are governed by English law. The Trust is a Delaware statutory trust. Any U.S. Delaware or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Gold Custodian in a Delaware, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a U.S., Delaware or other court situated in the United States.

In addition, because the Gold Custodian Agreement is governed by English law, any rights which the holders of the Shares may have against the Gold Custodian will be different from, and may be more limited than, those that could have been available to them under the laws of a different jurisdiction. Although the relationship between the Gold Custodian and the Trust is expressly governed by English law, a court hearing any legal dispute concerning that arrangement may disregard that choice of law and apply U.S. law, in which case the ability of the Trust to seek legal redress against the Gold Custodian may be frustrated.

Physical Gold held in the Trust’s unallocated account is not segregated from the Gold Custodian’s assets. If the Gold Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust. In addition, in the event of the Gold Custodian’s insolvency, there may be a delay and costs incurred in identifying the Physical Gold held in the Trust’s allocated account.

Physical Gold that is part of a deposit for a purchase order or part of a redemption distribution is held for a time in the Trust’s unallocated account. During those times, the Trust will have no proprietary rights to any specific bars of Physical Gold held by the Gold Custodian and will be an unsecured creditor of the Gold Custodian with respect to the amount of Physical Gold held in such unallocated account. In addition, if the Gold Custodian fails to allocate the Trust’s Physical Gold in a timely manner, in the proper amounts or otherwise in accordance with the terms of Gold Custodian Agreement, or if a sub-custodian fails to so segregate Physical Gold held by it on behalf of the Trust, unallocated Physical Gold will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Gold Custodian with respect to the amount so held in the event of the insolvency of the Gold Custodian.

In the event the Gold Custodian becomes insolvent, the Gold Custodian’s assets might not be adequate to satisfy a claim by the Trust for the amount of Physical Gold held in its unallocated Physical Gold account.

In the event of the insolvency of the Gold Custodian, a liquidator may seek to freeze access to the Physical Gold held in all of the accounts held by the Custodian, including the Trust’s allocated account. Although the Trust would retain legal title to the allocated Physical Gold bars, the Trust could incur expenses in connection with obtaining control of the allocated Physical Gold bars, and the assertion of a claim by such liquidator for unpaid fees due to the Gold Custodian could delay creations and redemptions of Creation Units.

The gold bullion custody operations of the Gold Custodian are not subject to specific governmental regulatory supervision.

The Gold Custodian is responsible for the safekeeping of the Trust’s Physical Gold. Although the Gold Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Gold Custodian is subject to general banking regulations by U.S. regulators and is generally regulated in the U.K. by the Prudential Regulation Authority and the FCA, such regulations do not directly cover the Gold Custodian’s gold bullion custody operations in the U.K. Accordingly, the Trust is dependent on the Gold Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its gold bullion custody operations in order to keep the Trust’s Physical Gold secure.

Redemption orders for Creation Units may be subject to postponement, suspension or rejection under certain circumstances.

The Sponsor may, in its discretion, suspend the right of redemption or postpone the redemption order settlement date with respect to a Creation Unit for (i) any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (ii) such other period as the Sponsor determines to be necessary for the protection of the Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the participant agreement with the Authorized Participant, or if the fulfillment of the order, in the opinion of counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Trust declines during the period of delay. The Trust will disclaim any liability for any loss or damage that may result from any such suspension or postponement.

An investment in the Shares may be adversely affected by competition from other methods of investing in commodities, and the availability of other gold products.

The Trust competes with other financial vehicles, including mutual funds, exchange-traded funds (“ETFs”) and other investment companies, index tracking commodity pools, actively traded commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and therefore reduce the liquidity of the Shares. Moreover, the Trust competes with a wide array of available gold investment products in the market, including products offered by well-known sponsors, that offer investors direct investments to gold or gold bullion, securities linked to Physical Gold, precious metals or commodities, and other gold products, or that offer an opportunity to obtain actual physical gold.

Shareholders do not have the rights enjoyed by investors in certain other vehicles.

The Shares have none of the statutory rights normally associated with the ownership of shares of a corporation. However, under Delaware law, a beneficial owner of a statutory trust (such as a Shareholder) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners to recover damages from a third party where a Sponsor has failed or refused to institute legal action on behalf of himself and all other similarly situated beneficial owners to recover damages from a Sponsor for violations of fiduciary duties, or on behalf of a statutory trust to recover damages from a third party where a Sponsor has failed or refused to institute proceedings to recover such damages. Shareholders have limited voting rights under the Trust Agreement and will take no part in the management or control of the Trust. The Trust will not have regular Shareholder meetings. The right to authorize actions, appoint service providers or take other actions will not be held by Shareholders, as may be taken by shareholders of other trusts. Shareholders have limited voting rights as set forth in the Trust Agreement. Operation of the Trust by the Sponsor could have an adverse effect on an investment in the Shares.

The Trust Agreement includes provisions that limit Shareholders’ voting rights and restrict Shareholders’ right to bring a derivative action.

Under the Trust Agreement, Shareholders have limited voting rights and the Trust will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by Shareholders of other trusts or companies where shares carry such rights. The Shareholders’ limited voting rights give almost all control under the Trust Agreement to the Sponsor and the Service Providers. The Sponsor and the Service Providers may take actions in the operation of the Trust that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not affiliates of one another and (ii) collectively hold at least twenty-five percent (25%) of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the twenty-five percent (25%) threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold twenty-five percent (25%) of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the twenty-five percent (25%) threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

Slippage may negatively affect the performance of the Trust.

When buying and selling Physical Gold, slippage (i.e. the difference between the intended target price and the ultimate execution price) may occur. This slippage may negatively affect the performance of the Trust and may result in a deviation of the amount of Physical Gold held by the Trust from the amount otherwise indicated by the Index. Although the Trust will hold Physical Gold in an amount that seeks to closely replicate the Index, and will trade Physical Gold in accordance with this goal, factors such as slippage may negatively impact the ability of the Trust to closely replicate the amount of Physical Gold otherwise indicated by the Index.

The Trust heavily relies on service providers.

The Trust is dependent upon various service providers that are not controlled by the Sponsor or the Trustee. These service providers which include the Calculation Agent, Administrator, Custodians, Index Calculation Agent, Representative and Transfer Agent, among others, perform essential functions, products and services for and on behalf of the Trust. The continuous functioning of the Trust depends on the continued operations of these third-party service providers and facilities. Because the Trust is so reliant on the service providers to conduct its business and operations, the error or misconduct by, or failure of (such as bankruptcy, receivership or liquidation) a service provider could have a material adverse effect on the Trust and the Shareholders’ investments therein. In addition, the Trust may be subject to operational and settlement risks, legal risks, credit risk, non-payment, non-deliverability, government intervention, complex regulatory risk, non-performance risk, bankruptcy risk, insolvency risk, receivership, and fraud risk with respect to the service providers. Moreover, the Trust has delegated various responsibilities to service providers who, in the performance of their duties, may exercise discretion in the execution and delivery of their tasks. If service providers are unable to perform services at the level of service the Trust requires or discharges their discretion in a manner that is prejudicial to the business of the Trust, then the business operations of the Trust may suffer. Alternate service providers may not be readily available on acceptable terms or at all and transitioning tasks to new service providers may take time to complete, which could adversely affect the operations and performance of the Trust.

The Trust’s expenses, including Additional Trust Expenses (if any) and the Sponsor Fee may adversely affect an investment in the Shares.

The Sponsor has contractually assumed the Sponsor-Paid Expenses, which are certain operational and periodic expenses of the Trust. Additional Trust Expenses of the Trust (for example, expenses relating to litigation) are not assumed by the Sponsor and are instead borne by the Trust and paid from the cash on deposit in the Trust’s Cash Account, which may adversely affect an investment in the Shares. In addition, the Sponsor may, in its sole discretion, increase the Sponsor Fee or decrease the Sponsor-Paid Expenses, which may adversely affect an investment in the Shares. Such an increase in the Sponsor Fee or decrease in the Sponsor-Paid Expenses could occur if the expenses of the Trust materially increase. Alternatively, the Sponsor could choose to decrease the Sponsor Fee in response to competitive pressures from other investment vehicles similar to the Trust. The Sponsor will balance such competitive pressures and the costs that it incurs in acting as Sponsor for the Trust when determining the Sponsor Fee. A Shareholder may never achieve profits, significant or otherwise, by investing in the Trust. Shareholders will also bear expenses associated with rebalancing the Trust’s investments in Physical Gold and cash to reflect the Physical Gold Component and Cash Component of the Index, which will vary depending on the realized volatility of the LBMA Gold Price and realized volatility measures of the S&P 500® are expected to amount to less than approximately 0.02% of a Shareholder’s investment in the Trust per annum, assuming the Shareholder’s investment in the Trust is $10,000.

The value of the Shares will be adversely affected if the Trust is required to pay any amounts pursuant to its obligation to indemnify the Sponsor, the Trustee, the Transfer Agent, the Administrator, the Custodians or the Representative under the Trust Documents.

Under the documents related to and governing the Trust (the “Trust Documents”), each of the Sponsor, the Trustee, the Transfer Agent, the Administrator, the Gold Custodian, the Representative and the Cash Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent, the Administrator, the Gold Custodian, the Representative and the Cash Custodian may require that the assets of the Trust be sold in order to cover losses or liabilities suffered by it. Any sale of that kind would reduce the Trust’s NAV and NAV per Share.

Intellectual property rights claims may adversely affect the Trust and an investment in the Shares.

Third parties may assert intellectual property rights claims that have an adverse effect on the Trust. These claims may pertain to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of Physical Gold. An intellectual property or other legal action, regardless of its merit, may result in expenses for legal fees to defend or payments to settle such claims. These expenses would be Additional Trust Expenses and be borne by the Trust through the sale of the Trust’s Assets. Further, a meritorious intellectual property rights claim may prevent Trust operations and force the Sponsor to terminate the Trust and liquidate the Trust’s Physical Gold. As a result, an intellectual property rights claim against the Trust could adversely affect an investment in the Shares.

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Trust is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.

Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of the Trust’s third party service providers (including, but not limited to the Calculation Agent, the Administrator, the Custodians and the Transfer Agent) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Shareholders or Authorized Participants to transact business in Shares and Creation Units, respectively, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Trust and its Shareholders could be negatively impacted as a result.

While the Sponsor has established business continuity plans and systems reasonably designed to detect and prevent such cyber-attacks from being effective, there are inherent limitations in such plans and systems. For instance, it is possible that certain existing risks have not been identified or that new risks will emerge before countervailing measures can be implemented. Furthermore, the Trust cannot control, or even necessarily influence, the cyber security plans and systems put in place by the Trust’s third party service providers. Since the Trust is dependent upon third party service providers (including the Sponsor) for substantially all of their operational needs, the Trust is subject to the risk that a cyber-attack on a service provider will materially impair their normal operations even if the Trust itself is not subject to such an attack. In addition, a service provider that has experienced a cyber security incident may divert resources normally devoted to servicing the Trust to addressing the incident, which would be likely to have an adverse effect on the Trust’s operations.

The Trust is exposed to various operational risks.

The Trust is exposed to various operational risks, including human error, information technology failures and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, the Trust generally exculpates, and in some cases indemnifies, its service providers and agents with respect to losses arising from unforeseen circumstances and events, which may include the interruption, suspension or restriction of trading on or the closure of the Exchange, power or other mechanical or technological failures or interruptions, computer viruses, communications disruptions, work stoppages, natural disasters, fire, war, terrorism, riots, rebellions or other circumstances beyond the control of the Trust or its service providers and agents. Accordingly, the Trust generally bears the risk of loss with respect to these unforeseen circumstances and events to the extent relating to the Trust or the Shares, which may limit or prevent the Trust from generating returns corresponding to those of the Index or otherwise expose it to loss.

Although it is generally expected that the Trust’s direct service providers and agents will have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

The Trust and the Shares may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy, the markets and the Trust’s service providers.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. The impact of this outbreak has adversely affected the economies of many nations and the entire global economy and may impact individual issuers and capital markets in ways that cannot necessarily be foreseen. Other infectious illness outbreaks that may arise in the future could have similar impacts. Public health crises caused by the outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The COVID-19 outbreak may have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise the Trust’s ability to purchase and sell Physical Gold in connection with monthly rebalancings and to support the creation and redemption process. Any inability of the Trust to issue or redeem Shares, purchase or sell Physical Gold or the Gold Custodian or any sub-custodian to receive or deliver gold as a result of the outbreak will negatively affect the Trust’s operations.

The duration of the outbreak and its effects cannot be determined with certainty. A prolonged outbreak could adversely affect the correlation between the price of the Shares and the NAV of the Trust or could result in an increase of the costs of the Trust or less liquidity in the market for gold, each of which could adversely affect the value of Shares. In addition, the outbreak could also impair the information technology and other operational systems relied on by the Sponsor and the Trust’s service providers, including the Representative, the Trustee, the Administrator, and the Gold Custodian, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have in the past responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of the Shares.

Further, the outbreak could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Gold Price, which the Administrator uses to value the Physical Gold and calculate the NAV of the Trust. LBMA Gold Price auctions have continued during the current COVID-19 global pandemic, but there can be no assurance that these will continue. The outbreak could also cause the closure of futures exchanges, which could reduce the ability of Authorized Participants to hedge purchases of Creation Units, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

Risk Factors Related to the Gold Market

The Trust is subject to market risk with respect to the gold markets.

Market risk refers to the risk that the market price of Physical Gold held by the Trust will rise or fall, sometimes rapidly or unpredictably. An investment in the Trust’s Shares is subject to market risk.

Substantial sales of gold by central banks, governmental agencies and international institutions could adversely affect an investment in the Shares.

Central banks, other governmental agencies and international institutions buy, sell, and hold gold as part of their reserve assets. This market sector holds a significant amount of gold. Several central banks and multi-lateral institutions have sold portions of their gold reserves in the past years. This can happen unexpected and in times of economic crises. The price of gold may decline which may adversely affect an investment in the Shares.

The price of gold, and in turn, the price of the Shares, may be adversely affected by sale of other investment vehicles in the market.

The sale of many other investment vehicles, such as equity issues by companies in the gold industry, other exchange- traded funds or products linked to gold, and other securities backed by or linked to gold, maybe adversely affect the price of gold in general. This in turn would adversely affect the price and Net Asset Value of the Shares.

Fluctuations in the price of Physical Gold could materially and adversely affect an investment in the Shares because the value of the Shares relates directly to the value of the Physical Gold held by the Trust.

When valuing the Physical Gold held by the Trust, the Trust intends to utilize the LBMA Gold Price. The value of the Shares in part relates directly to the value of the Physical Gold held by the Trust. Several factors may influence the price of Physical Gold, including, but not limited to:

●	Global or regional political, economic or financial events and situations, especially those unexpected in nature;

●	Interest rates in fiat currencies;

●	Currency exchange rates, including the rates at which gold is priced in exchanges and trading venues around the world;

●	Investment and trading activities of large investors, including private and registered trusts, hedge funds and commodity funds, commodity pools, that may directly or indirectly invest in gold;

●	Changes in economic variables such as economic output and growth, and monetary policies;

●	Changes in global gold supply and demand; and

●	Investor and speculator attitude and confidence toward gold.

The price of gold is volatile and historical fluctuations in gold prices are not a reliable indicator of future gold price movements.

Gold prices can be volatile and fluctuations are expected to have a direct impact on the value of the Shares. Gold prices experienced notable volatility throughout 2021. Gold closed at $1,943.20 per ounce on January 4, 2021, which was also the high price for the year, but fell to $1,683.95 towards the end of March 2021, its lowest point for the year. However, gold rallied back up to $1,814.46 per ounce as higher-than-expected inflation levels were supporting many commodity prices. Gold prices eased back in Q3 2021, closing $1,742.80 on September 30, 2021, as higher 10-year U.S. treasury yields influenced the attractiveness of financial assets. Gold prices closed the year, December 31, 2021, at $1,820.10 as central banks supported gold prices, likely hedging the rising U.S. dollar that often exists in concert with higher U.S. treasury yields.

Moreover, movements in the price of gold in the past, and any past or present trends, are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve gold holdings, agreements among central banks, fluctuations in the value of the U.S. dollar, gold supply and demand, geopolitical uncertainties, economic concerns such as inflation, and real or speculative investor interest.

There is no guarantee that the high trading price of gold will be sustained.

Prices in the international gold market have reached historically high levels in recent years. The price of Physical Gold going forward and, in turn, the future value of net assets of the Trust, may be dependent upon factors that include global gold supply and demand, investors’ inflation expectations, exchange rate volatility, interest rate volatility and investment and trading activities of hedge funds and commodity funds. An adverse development with regard to one or more of these, or other factors may lead to a decrease in gold trading prices. A decline in prices of gold would decrease the value of net assets and the NAV of the Trust. In addition, investors should be aware that there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future.

The Trust’s buying and selling activity associated with the issuance of Shares or the rebalancing of the Trust’s assets may adversely affect an investment in the Shares.

The Trust’s purchase of Physical Gold in connection with the issuance of shares or the rebalancing of the Trust’s assets may cause the price of gold to increase, which will result in higher prices for the Shares. Increases in the gold prices may also occur as a result of Physical Gold purchases by other market participants who attempt to benefit from an increase in the market price of gold when Shares are issued, or the Trust rebalances its assets. The market price of gold may therefore decline immediately after Shares are issued or the Trust rebalances its assets. Selling activity associated with sales of Physical Gold from the Trust in connection with the Trust rebalancing its assets may decrease gold prices, which will result in lower prices for the Shares. Decreases in gold prices may also occur as a result of selling activity by other market participants. In addition to the effect that purchases and sales of Physical Gold by the Trust may have on the price of gold, other exchange-traded products with similar investment objectives could represent a substantial portion of demand for gold at any given time and the sales and purchases by such investment vehicles may impact the price of gold. If the price of gold declines, the trading price of the Shares will generally also decline.

Actual or perceived disruptions in the processes used to determine the LBMA Gold Price, or lack of confidence in that benchmark, may adversely affect an investment in the Shares.

Because the objective of the Trust is to reflect the performance of the Index, the value of which is primarily determined by the price of gold, any disruptions affecting the processes related to how the market determines the price of gold will have an effect on the value of the Shares.

The LBMA Gold Price AM and LBMA Gold Price PM are gold price benchmark mechanisms administered by IBA, an independent specialist benchmark administrator appointed by the LBMA. Twice daily during London business hours, IBA hosts an electronic auction consisting of one or more 30-second rounds.

Investors should keep in mind that electronic markets are not exempt from failures. In addition, electronic trading platforms may be subject to influence by high-frequency traders with results that are highly contested by the industry, regulators and market observers.

The LBMA Gold Price AM and LBMA Gold Price PM have been subjected to the test of actual trading markets for a number of years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM is vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Gold Price AM or LBMA Gold Price PM were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the LBMA Gold Price AM or LBMA Gold Price PM on the operations of the Trust include the potential for an incorrect valuation of the Trust’s Physical Gold, an inaccurate computation of the Sponsor Fee, and the sales of Physical Gold to cover Trust expenses at prices that do not accurately reflect the fundamentals of the gold market. Each of these events could have an adverse effect on the value of the Shares. The operation of the auction process which determines the LBMA Gold Price is also dependent on the continued operation of the LBMA and the IBA and their applicable systems. The LBMA Gold Price AM and LBMA Gold Price PM are regulated by the Financial Conduct Authority of the United Kingdom (the “FCA”).

The Sponsor has no reason to believe that the LBMA Gold Price will not fairly represent the price of the Physical Gold. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the LBMA Gold Price with a more reliable indicator of the value of the Physical Gold. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the LBMA Gold Price to a new benchmark price will not adversely affect the price of the Shares.

The Trust will sell assets to pay expenses.

The amount of Physical Gold represented by each Share will decrease over the life of the Trust due to the sales of Physical Gold necessary to pay the Sponsor Fee and other Trust expenses. Without increases in the price of gold that is reflected in the Trust’s Physical Gold holdings sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

Because the Trust does not have any income, it would need to use cash on hand or sell Physical Gold to cover the Sponsor Fee and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities may be sales of Physical Gold held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trust will still need to use incoming cash, use cash on hand or sell Physical Gold to pay the Sponsor Fee. The result of these sales is a decrease in the amount of Physical Gold represented by each Share. New deposits of gold, received in exchange for new Shares issued by the Trust, do not reverse this trend.

A decrease in the amount of Physical Gold represented by each Share results in a decrease in its price even if the price of gold has not changed.

An increase in the Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, may force the Trustee to sell larger amounts of Physical Gold which will result in a more rapid decrease of the amount of Physical Gold and cash represented by each Share and a corresponding decrease in its value.

Risk Factors Related to the Index

The following discussion of risks relating to the Index should be read together with the description of the Index under “Description of the Index” in Part I of this form 10-K, which defines and further describes a number of the terms and concepts referred to below.

The Trust will adjust the Trust’s allocation among Physical Gold and cash on a monthly basis to track the Index. The Index is not designed to reflect the actual performance of gold.

The Index is not designed to reflect the actual performance of gold. There can be no assurance that the Index will achieve positive returns. You should not invest in the Shares of the Trust if you seek an investment that is designed to provide a return that meets or approximates the return an investor may achieve by investing directly in gold.

The Index has a limited operating history and may perform in unanticipated ways.

The Index has limited historical data and no operating history. The historical data that it does have may not be representative of the Index’s potential performance under other market conditions. Past performance should not be considered indicative of future performance.

The historical performance of the Index or gold may not be indicative of future results.

There can be no assurance that the Index’s methodology will be successful. The Index is newly created and has no history. The fact that the Index or a given allocation of gold performed well in any prior period does not mean that such allocation will continue to perform well in the future. Future market conditions may differ from past market conditions, and the conditions that may have caused the favorable historical performance may no longer exist.

On each Rebalance Date, the Index rebalances its weighting of the Physical Gold Component and the Cash Component utilizing a mathematically derived, non-discretionary and passive rules-based methodology that is based on the realized volatility of the LBMA Gold Price PM and realized volatility measures of the S&P 500® Index. Following the calculation of the weighting of the components of the Index, the Trust rebalances its holdings in Physical Gold and cash in order to closely replicate the Index. Neither the historical performance of gold nor that of the Index provides assurance of a profitable measure of future performance. Further, the Index’s exposure to Physical Gold might be overweight when the price of gold is falling and underweight when the price of gold is rising. The Index’s rebalancing mechanism may cause the NAV per Share to underperform the price of gold.

Moreover, the Index may be slow to adjust to significant changes in the gold and equity markets. Because the Index uses historical data, there is a time lag associated with the Index’s adjustments and developments in the market. Changes in the markets will take time before they are sufficiently reflected in the calculation of the Index and the Trust’s allocation of its assets. If the changes in the market result in a significant decline in the value of gold during the intervening period, the Trust may in turn experience a significant decline.

The Index’s performance may be impacted by choppy markets.

“Choppy” markets are characterized by short-term volatility and the absence of consistent long-term performance trends. Such market environments make it particularly likely that past performance will be a poor indicator of future performance. Strategies in choppy markets that use historical data as an indicator of future performance are subject to “whipsaws” which occur when the market reverses and does the opposite of what is indicated by past performance. The Index, which uses such historical data as indicators of future performance, may experience significant declines in such markets.

The Index is not diversified, unlike other indices.

The Index is not diversified and is not a complete investment plan. This differs from other indices, which provide a wide range of other exposures. Prospective investors should consult their advisers and make sure their assets are diversified to their risk tolerances they are comfortable with before making an investment in the Trust.

The Index level may vary significantly from the intraday indicative value of the Index.

The Index level, calculated and published by approximately 7:00 p.m. (New York City time) under “WGIX”, is calculated using the LBMA Gold Price PM, which price is published once each London business day and published at 3:00 p.m. each day that the Exchange is open for trading. Consequently, the Index level can only be updated once each London business day. In contrast, the Intraday Indicative Value (“IIV”) uses other gold prices in its calculation, and is published every 15 seconds during normal trading hours, from 9:30 a.m. – 4:00 p.m. New York City time by the Index Calculation Agent. Prospective investors should understand that the Index level and the IIV may vary, sometimes significantly, due to the difference in their gold price sources. It is expected that during times of gold volatility the Index level and the IIV may vary significantly.

The Index may be adversely affected by the actions of the Index Calculation Agent, which does not have an obligation to consider the interests of investors.

While the Sponsor developed the methodology of the Index, the Index Calculation Agent is responsible for the day-to-day implementation of the Index methodology and calculation of the Index. In the event of a discontinuation of the LBMA Gold Price PM or the publication of the S&P 500® Index, the Index Calculation Agent, in consultation with the Trust, is entitled to exercise discretion in relation to choosing a successor to the LBMA Gold Price PM or the S&P 500® Index. See “Description of the Index —Discontinuation or Modification of the S&P 500® Index” and “—Discontinuation or Modification of the LBMA.” The Index Calculation Agent may also exercise discretion if there are unforeseeable circumstances that necessitate an extraordinary adjustment to the Index. In such an event, the Index Calculation Agent, if it cannot contact the Trust and an immediate adjustment is required, will make the adjustment in the best interest of the Trust. The Index Calculation Agent could have an impact, positive or negative, on the level of the Index and the value of your Shares as a result of exercising its discretion. The value of your Shares will not be taken into consideration as the Index Calculation Agent takes actions in respect of the Index.

The ability of the Trust to exercise remedies against the Index Calculation Agent may be limited.

The obligations of the Index Calculation Agent under the Index Calculation Agreement are governed by the laws of Germany. The Trust is a Delaware statutory trust. Any U.S. Delaware or other court situated in the United States may have difficulty interpreting German law. It may be difficult or impossible for the Trust to sue the Index Calculation Agent in a Delaware, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a U.S., Delaware or other court situated in the United States. Because the Index Calculation Agreement is governed by German law, any rights which the Trust may have against the Index Calculation Agent will be different from, and may be more limited than, those that could have been available to them under the laws of a different jurisdiction.

In addition, under the Index Calculation Agreement, the Index Calculation Agent is not liable for any losses of any type whatsoever caused to the Trust or third parties in connection with the issuance, marketing, quoting, trading or advertising of the financial instruments issued by the Trust, including the Shares. The Index Calculation Agent’s liability for losses of the Trust caused by the gross negligence of the Index Calculation Agreement is also limited to 100% of the Index Calculation Agent Fee already paid from the date of the Index Calculation Agreement to the date of such loss.

Notional assets comprise the Index.

The exposures to the Index are purely notional and will exist solely in the records maintained by or on behalf of the Index Calculation Agent. Investors will have no claim against any of the assets that comprise the Index because no actual portfolio of assets to which any person is entitled or in which any person has any ownership interest exists.

The Index may be subject to calculation errors or construction flaws, and such calculation errors may have a compounding effect.

Calculation errors may arise during the calculation process due to interpretations of the Index rules, errors or misstatements in the Index rules, flawed input data, or flaws in how the input data is calculated. Errors can happen once, or they can happen on an ongoing basis, and some mathematical, logical, or operational issues may only become apparent at a later date. Because the Index rebalances its weighting of the Physical Gold Component and the Cash Component monthly, the impact of such errors may compound. In addition, there may be an extended period of time between when an error occurs and when it is detected, and, depending on the nature of an error, resolving an error may take an extended period of time or, under certain circumstances, an error may not be correctible. Any errors in Index calculation or Index construction may negatively impact the allocation of the Trust’s assets, the performance of the Trust, and your investment in the Trust.

The Index may be subject to modification from time to time.

The Index may be subject to modification from time to time to address calculation errors, the underlying cause of calculation errors, or changes in the historical data used to calculate the Index. The Trust and its Service Providers may coordinate the implementation of any modification by scheduling it for a particular day. Such modification to the Index may introduce new flaws into the Index or fail to address the flaw that a modification was intended to correct. Modifications that introduce new flaws or fail to address the flaw that a modification was intended to correct may adversely impact Index performance or cause a deviation from the Trust’s objective.

If the Index is modified to correct for errors, the Index Calculation Agent will have no obligation to historically restate the Index if the error is corrected on a forward-looking basis.

From time to time the Index may be modified to address calculation errors, the underlying cause of calculation errors, changes in the historical data used to calculate the Index, or for other reasons in the sole discretion of the Index Calculation Agent. In addition, the Sponsor may use a different reference rate for the price of Physical Gold (i.e., a price other than the LBMA Gold Price) and may also use a different reference rate for equity prices (i.e., other than the S&P 500® Index) if it determines in its sole discretion that such a change is in the best interest of the Trust. The Index Calculation Agent will have no obligation to historically restate the Index if such modifications are implemented on a forward-looking basis. Changes to the Index and the lack of an obligation to historically restate the Index may adversely affect the ability for purchasers and their advisors to make investment decisions, Trust performance, allocation of the Trust’s assets, and certain performance metrics such as tracking error.

Operational or other data issues may cause a delay in the publication of the Index.

Operational or other data issues may cause the Index to be published late, to be published inaccurately, or to not be published at all. If Index information is not communicated to the parties responsible for the rebalancing, is not communicated accurately, or is communicated in an untimely fashion, the Trust’s ability to rebalance may be affected. In addition, such deviations from the standard procedures associated with Index publication also increase the risk of an operational issue on rebalancing. Issues on rebalancing may include a failure to correctly adjust the Trust assets to match the new exposure, the execution of an order in an incorrect quantity or direction in relation to the change in Index exposure, or hurried trading that increases market impact. As a result, historical and live Index data, including Index level, composition, other meta data, derived data, and commentary, that is published on various media platforms, news outlets, websites and social media may be inaccurate, out of date, or be subsequently invalidated or restated. Such operational and other data issues may negatively impact the allocation of the Trust’s assets, the performance of the Trust, and your investment in the Trust.

The Trust’s performance may not always replicate the changes in the levels of the Index (such deviations are also referred to as “tracking error”).

Tracking an Index requires trading of the Trust’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Trust’s applicable service providers, among other factors. It is possible that the Trust’s performance may not fully replicate the changes in levels of the Index due to disruptions in the markets for Physical Gold, disruptions in the LBMA gold fixing process, the imposition of position limits, or due to other extraordinary circumstances.

In addition, the Trust may not be able to replicate the changes in levels of the Index because the total return generated by the Trust is reduced by expenses, transaction costs, and potential slippage, including those incurred in connection with the Trust’s trading activities, and increased by interest earned while the Trust holds cash.

There can be no guarantee that an Index or the underlying methodology is free from error. It is also possible that third parties may seek to manipulate the value of an Index or the Physical Gold which, if successful, would be likely to have an adverse effect on the Trust’s performance.

Tax-Related Risks

The Trust intends to be treated as a partnership for U.S. federal income tax purposes.

The Sponsor intends to take the position that the Trust will be treated as a partnership for U.S. federal income tax purposes. In that case, the Trust will not be subject to U.S. federal income tax. Rather, each Shareholder will be required to take into account on its own U.S. federal income tax return its distributive share of the Trust’s items of income, gain, losses and deductions for each taxable year.

Shareholders will be subject to taxation on their allocable share of the Trust’s taxable income, whether or not they receive cash distributions.

Shareholders will be subject to U.S. federal income taxation and, in some cases, state, local, or foreign income taxation on their allocable share of the Trust’s taxable income, whether or not they receive cash distributions from the Trust. Shareholders may not receive cash distributions equal to their share of the Trust’s taxable income or even the tax liability that results from such income.

Items of income, gain, loss and deduction with respect to Shares could be reallocated if the IRS does not accept the assumptions or conventions used by the Trust in allocating such items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Trust will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to Shareholders in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. It is possible that the United States Internal Revenue Service (the “IRS”) will successfully assert that the conventions and assumptions used by the Trust do not satisfy the technical requirements of the Internal Revenue Code of 1986, as amended (the “Code”), and/or the Federal Tax Regulations codified under 26 C.F.R. (the “Treasury Regulations”), and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

The Trust is a partnership, which is not subject to U.S. federal income taxes. Rather, the partnership’s taxable income flows through to the Shareholders, who are responsible for paying the applicable income taxes on the income allocated to them. For tax years beginning on or after January 1, 2018, the Trust is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”). Under the Centralized Partnership Audit Regime, any IRS audit of the Trust would be conducted at the Trust level, and if the IRS determines an adjustment, the default rule is that the Trust would pay an “imputed underpayment” including interest and penalties, if applicable. The Trust may instead elect to make a “push-out” election, in which case the Shareholders for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

The Trust’s purchases and sales of Physical Gold will be taxed less favorably compared to other types of investments.

Generally, the gains and losses realized by the Trust on the sale of Physical Gold will be capital gains and losses. These capital gains and losses may be long-term or short-term, depending, in general, upon the length of time that the Trust maintains a particular investment position and, in some cases, upon the nature of the transaction. Long-term capital gains may be subject to preferential tax rates in the hands of an individual Shareholder. Under current law, long-term capital gains recognized by individuals from the sale of “collectibles,” including gold bullion, are taxed at a maximum rate of 28%, rather than the 20% rate applicable to most other long-term capital gains.

Shareholders will receive partner information tax returns on Schedule K-1, which could increase the complexity of tax returns.

The partner information tax returns on Schedule K-1, which the Trust will distribute to Shareholders, will contain information regarding the income items and expense items of the Trust. Shareholders who have not received a Schedule K-1 in the past may find that preparing their tax returns may require additional time, or that it may be necessary for them to retain accountants or other tax preparers, at their expense, to assist them in the preparation of their returns.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISORS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER WITH RESPECT TO DIFFERENT INVESTORS.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust.

The Trust’s operations will be managed by the Sponsor. It is possible that conflicts may arise between the Sponsor, its affiliates, the Trust and its Shareholders.

In resolving conflicts of interest, the Sponsor is allowed to take into account the interests of other parties:

●	the Sponsor and its respective affiliates will be indemnified pursuant to the Trust Agreement;

●	allocating resources among different clients and potential future business ventures, to each of which they owe fiduciary duties, is the responsibility of the Sponsor;

●	the Sponsor’s respective staff also service affiliates of the Sponsor and its respective clients. Time or resources to the management of the business and affairs of the Trust must be shared with other clients;

●	the Trust Agreement does not prohibit the Sponsor, its respective affiliates and their respective officers and employees from engaging in other businesses or activities that might be in direct competition with the Trust;

●	there has been no independent due diligence conducted with respect to this offering, where applicable, and there is an absence of arm’s-length negotiation with respect to certain terms of the Trust; and

●	the Sponsor decides whether to obtain third party services for the Trust.

By investing in the Shares, investors agree and consent to the provisions set forth in the Trust Agreement.

Affiliates of the Sponsor may invest in or trade Physical Gold or other gold related investment vehicles.

Affiliates of the Sponsor may have direct investments in Physical Gold or other gold related investment vehicles. To the extent that any substantial investment in gold is initiated or materially changed, such investment may affect the price of gold.

The Sponsor may discontinue its services under certain circumstances, which may be detrimental to the Trust.

The Sponsor may be unwilling or unable to continue to serve as sponsor to the Trust for any length of time. Upon majority shareholder approval, the Sponsor can resign as sponsor of the Trust at any time, provided that the Sponsor has identified a qualified successor sponsor to be appointed in its place. Also, upon shareholder approval, the Sponsor can be replaced in the event of bankruptcy of the Sponsor. A substitute sponsor’s appointment will not guarantee the Trust’s continued operation and, even if a substitute sponsor is found, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust or an investment in the Shares.

The lack of independent advisers representing investors in the Trust may cause Shareholders to be adversely affected.

Counsel, accountants and other advisers have been consulted by the Sponsor regarding the formation and operation of the Trust. Investors should consult their own legal, tax and financial advisers regarding the desirability of an investment in the Shares. No counsel has been appointed to represent an investor in connection with the offering of the Shares. Failure to consult with their own legal, tax and financial advisers may lead to Shareholders making an undesirable investment decision with respect to investment in the Shares.

No separate counsel; no responsibility or independent verification.

Seward & Kissel LLP represents the Sponsor. The Trust does not have counsel separate and independent from counsel to the Sponsor. Seward & Kissel LLP does not represent Shareholders, and no independent counsel has been retained to represent Shareholders. Seward & Kissel LLP is not responsible for any acts or omissions of the Sponsor, the Administrator, the Trustee, the Gold Custodian, the Cash Custodian, the Representative, the Index Calculation Agent, the Partnership Representative or the Trust (including their compliance with any guidelines, policies, restrictions or applicable law, or the selection, suitability or advisability of their investment activities) or any administrator, accountant, custodian/prime brokers or other service provider to the Sponsor, Trustee or the Trust.

The Trust does not have a board of directors or an audit committee, and therefore lacks the oversight and review functions that those bodies would typically perform.

The Trust does not have a board of directors or an audit committee, and therefore lacks the oversight and review functions that those bodies would typically perform. The Trust’s operations will be managed by the Sponsor. Operation of the Trust by the Sponsor could have an adverse effect on an investment in the Shares. It is possible that conflicts may arise between the Sponsor, its affiliates, the Trust and its Shareholders. In resolving conflicts of interest, the Sponsor is allowed to take into account the interests of other parties.

The Sponsor and all persons dealing with the Trust will be entitled to act in reliance on any vote or consent which is deemed cast or granted pursuant to the negative consent provisions in the Trust Agreement and will be fully indemnified by the Trust in so doing. This may make it easier for the Sponsor to obtain Shareholder approval of actions that require a Shareholder vote under the Trust Agreement.

The Sponsor and all persons dealing with the Trust will be entitled to act in reliance on any vote or consent which is deemed cast or granted pursuant to the negative consent provisions in the Trust Agreement and will be fully indemnified by the Trust in so doing. The negative consent provisions in the Trust Agreement provide that if the vote or consent of any Shareholder is solicited by the Sponsor, the solicitation shall be effected by notice to each Shareholder given in the manner provided in the Trust Agreement, and the vote or consent of each Shareholder so solicited shall be deemed conclusively to have been cast or granted as requested in the notice of solicitation, unless the Shareholder expresses written objection to the vote or consent within the time period and in the manner provided for in the notice or in the Trust Agreement. Any action taken or omitted in reliance on this deemed vote or consent of one or more Shareholders will not be void or voidable by reason of timely communication made by or on behalf of all or any of these Shareholders in any manner other than as expressly provided in the Trust Agreement. This may make it easier for the Sponsor to obtain the consent of the Shareholders for actions that require a Shareholder vote under the Trust Agreement, which includes the appointment of a liquidating trustee under the circumstances set forth in the Trust Agreement.

Risk Factors Related to the Exchange

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact an investor’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the ticker symbol “WGLD”. Trading in shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. The Exchange may halt trading during the day in which an interruption to the dissemination of the IIV or the value of the Index occurs. If the interruption to the dissemination of the IIV or the value of the Index persists past the trading day in which it occurred, the Exchange will halt trading no later than the beginning of the trading day following the interruption. In addition, if the Exchange becomes aware that the NAV with respect to the Shares is not disseminated to all market participants at the same time, it will halt trading in the Shares until such time as the NAV is available to all market participants. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s shares will continue to be met or will remain unchanged.

Disruptions in the ability to create and redeem Creation Units may adversely affect investors.

It is generally expected that the public trading price per Share will track the NAV per Share closely over time. The relationship between the public trading price per Share and the NAV per Share depends, to a considerable degree, on the ability of Authorized Participants or their clients or customers to purchase and redeem Creation Units in the ordinary course. If the process for creating or redeeming Shares is impaired for any reason, Authorized Participants and their clients or customers may not be able to purchase and redeem Creation Units or, even if possible, may choose not to do so. The inability to purchase and redeem Creation Units, or the partial impairment of the ability to purchase and redeem Creation Units, could result in Shares trading at a premium or discount to the NAV of the Trust. Such a premium or discount could be significant, depending upon the nature or duration of the impairment.

If the Trust were to issue all Shares registered in this offering, it would not be able to create new Creation Units until it registered additional Shares and those additional Shares became available for sale. An inability to create new Creation Units could increase the possibility that the trading price per Share would not track closely the NAV per Share. In addition, the Trust may, in its discretion, suspend the creation of Creation Units. Suspension of creations may adversely affect how the Shares are traded and could cause Shares to trade at a premium or discount to the NAV of the Trust, perhaps to a significant degree.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The wShares Enhanced Gold ETF Shares are listed on the NYSE Arca under the symbol “WGLD” and have been listed since February 18, 2021. As of March 31, 2022, there were approximately 2 DTC participating shareholders of record of the Fund. We have never paid any cash dividends on our shares, and we do not anticipate paying cash dividends in the foreseeable future.

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of baskets held by Authorized Participants, the Trust redeemed 0 baskets (comprising 0 Shares) during the three months ended December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total number of Shares redeemed	Average ounces of gold per Share
10/1/21 to 10/31/21	—	—
11/1/21 to 11/30/21	—	—
12/1/21 to 12/31/21	—	—
TOTAL	—	—

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations (including the effects thereon related to the coronavirus (“COVID-19”) pandemic), the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward- looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K; Part I, Item 1A. Risk Factors of this Form 10-K, and other parts of this Form 10-K. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The wShares Enhanced Gold ETF (the “Trust”) is an exchange-traded fund formed on January 8, 2020, as a Delaware statutory trust and trades on the NYSE Arca, Inc. (the “Exchange”). The Trust operates pursuant to a trust agreement, dated as of January 8, 2020, as amended by the First Amendment to the Trust Agreement, dated as of August 24, 2020, and further amended and restated on December 17, 2020 (the “Trust Agreement”) between Wilshire Phoenix Funds LLC, a Delaware limited liability company (the “Sponsor”), and Delaware Trust Company (the “Trustee”). On October 7, 2021, the Trust changed its name from “Wilshire wShares Enhanced Gold Trust” to “wShares Enhanced Gold ETF.” The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust will essentially have no assets other than (a) physical gold held by the Trust (“Physical Gold”), and (b) cash. The Trust’s performance, whether positive or negative, will be driven primarily by its investments in Physical Gold. The Trust’s Physical Gold is carried, for financial statement purposes, at fair value, as required by U.S. GAAP. The Trust’s NAV is determined by the Administrator, on a U.S. GAAP basis, on each business day as of 4:00 p.m., (New York City time) or as soon thereafter as practicable.

The investment objective of the Trust is to closely reflect the performance of the wShares Gold Index (the “Index”), less the expenses of the Trust’s operations, and the Trust aims to achieve its investment objective by investing in Physical Gold and holding cash in proportions that seek to replicate the proportions in which Physical Gold and cash are represented in the Index. The objective of the Index is to reduce the risk-profile typically associated with the purchase of gold, as measured by the realized volatility of the LBMA Gold Price PM, while maintaining the correlative benefits of gold versus the S&P 500® Index. The purpose of the Index is to seek to outperform a stand-alone investment in gold. Solactive AG calculates the Index (the “Index Calculation Agent”).

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

The Trust pays the Sponsor a fee that will accrue daily at an annualized rate equal to 0.65% of the daily NAV of the Trust, paid monthly in arrears. The Sponsor Fee is accrued in and payable in U.S. dollars.

Valuation of Gold and Computation of Net Asset Value

The Administrator determines the NAV of the Trust on each day that the Exchange is open for regular trading, as promptly as practical after 4:00 p.m. New York time. The NAV of the Trust is the aggregate value of gold, cash, and other assets, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses, and other liabilities. In determining the Trust’s NAV, the Administrator values the gold held by the Trust based on the afternoon London gold price per troy ounce of gold for delivery in London through a member of the London Bullion Market Association (“LBMA”) authorized to effect such delivery, as calculated and administered by independent service provider(s) and published by the LBMA on its website or by its successor that publicly displays prices (the “LBMA PM Gold Price”), or, if such day’s afternoon price is not available, the morning LBMA Gold Price (the “LBMA AM Gold Price”). If no LBMA Gold Price is available for the day, the Administrator will value the Trust’s gold based on the most recently announced LBMA PM Gold Price or LBMA AM Gold Price. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Administrator. The Sponsor may instruct the Administrator to use a different publicly available price, which the Sponsor determines to fairly represent the value of the Trust’s gold.

Results of Operations

Year Ended December 31, 2021

For the year ended December 31, 2021, 100,001 Shares (inclusive of 10 Baskets that were created upon the launch of the Trust and one Share that was purchased by the Sponsor in a private placement prior to the Trust’s launch) were issued in exchange for cash that was used to purchase 1,136.376 ounces of gold, and 189.790 ounces of gold were sold for rebalancing and to pay expenses. The Trust’s NAV per Share ended the year at $17.54. The decrease in NAV per Share was due to a lower price of gold of $1,820.10 at year end, which represented a decrease of 3.75% from $1,891.10 at December 31, 2020.

The change in net assets from operations for the year ended December 31, 2021 was $(46,416), which was due to (i) the Sponsor fee of $(10,113), (ii) offering costs of $(65,171), (iii) interest expense of $(31), (iv) website design costs of $(6,496), (v) marketing agent fees of $(22,430), (vi) filing fees of $(21,286), (vii) expenses assumed by the Sponsor of $18,200, and (viii) a net realized and unrealized gain (loss) of $60,911 from operations, which in turn resulted from a net realized gain on gold sold for rebalancing and to pay expenses of $21,384 and a net change in unrealized appreciation on investments in gold of $39,527.

At December 31, 2021, the Custodian held 946.586 ounces of gold on behalf of the Trust in its vault, with a market value of $1,722,881 (cost $1,683,354) based on the LBMA PM Gold Price at year end.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Sponsor Fee accrues daily at an annualized rate equal to 0.65% of the daily NAV of the Trust and is payable in U.S. dollars monthly in arrears.

The Administrator, acting pursuant to instructions from the Sponsor, will direct the Cash Custodian to withdraw from the cash account on each Rebalance Date, an amount of U.S. dollars sufficient to pay the Trust’s fees and expenses provided for in the Trust Agreement, and pay such amount to the recipients thereof; provided however that the Sponsor shall separately instruct the Administrator with respect to the timing for distribution of amounts in respect of redemptions. At December 31, 2021, the Trust had a cash balance of $759.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

LBMA Gold PM Fix price movements are expected to directly affect the value of the Underlying Index and subsequently, the net asset value of WGLD’s shares. For these reasons, it is important for investors to understand and follow the LBMA Gold PM Fix price movements. Past LBMA Gold PM Fix price movements are not indicators of future price movements.

The following chart illustrates the LBMA Gold PM Fix prices, in U.S. dollars per ounce, between January 1, 2021, and December 31, 2021.

Source: LBMA and Wilshire Phoenix, between January 1, 2021 and December 31, 2021.

LBMA Gold AM Fix price was used if the LBMA Gold PM Fix price was unavailable.

Past performance may not be an indicator of future performance.

For illustrative purposes only.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust is a passive investment vehicle. It is not actively managed. The Trust’s investment objective is to closely reflect the Index, which varies allocations between gold and cash, less the Trust liabilities and expenses. Accordingly, fluctuations in the price of gold will affect the value of the Shares. Fluctuations in realized volatility of the LBMA Gold Price and the S&P 500® Index will affect the Index’s allocations to gold and cash according to the Index methodology and will affect the Trust’s exposure to gold. The Trust does not use derivatives or leverage to increase its exposure to gold. The maximum weight of the physical gold in the Trust is 100%.

Item 8. Financial Statements and Supplementary Data

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2021.

	Three Months Ended (unaudited)
	Mar 31, 2021	Jun 30, 2021	Sept 30, 2021	Dec 31, 2021	Year Ended Dec 31, 2021
EXPENSES
Offering costs amortization	$4,473	$9,360	$16,738	$34,600	$65,171
Marketing agent fees	1,895	7,195	7,010	6,330	22,430
Filing fees	—	—	—	21,286	21,286
Sponsor Fee	1,313	2,949	2,939	2,912	10,113
Website design costs amortization	—	930	1,335	4,231	6,496
Interest expense	—	—	30	1	31
Total expenses	7,681	20,434	28,052	69,360	125,527
Expenses assumed by Sponsor	—	—	(7,010)	(11,190)	(18,200)
Net expenses	7,681	20,434	21,042	58,170	107,327
Net investment loss	(7,681)	(20,434)	(21,042)	(58,170)	(107,327)
Net realized and change in unrealized gain (loss) from investment in gold
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	(858)	21,325	572	345	21,384
Net change in unrealized appreciation/(depreciation) on investment in gold	(82,077)	67,694	(19,548)	73,458	39,527
Net realized and change unrealized gain (loss) from investment in gold	(82,935)	89,019	(18,976)	73,803	60,911
Net income/(loss)	$(90,616)	$68,585	$(40,018)	$15,633	$(46,416)

Certain expenses have been reclassified in the quarterly statements of operations to coincide with the presentation in the statement of operations for the year ended December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2021.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the year covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the fiscal year that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and the Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of April 13, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2021.

This annual report does not include an attestation report of the registrant’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. William Herrmann, Managing Partner, in his respective capacity as executive officer of the Sponsor, performs certain functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by them.

William Joseph Herrmann, 39, is a Co-Founder and Managing Partner of Wilshire Phoenix Funds. Mr. Herrmann began his career at BNY Mellon and served on several global teams throughout his 10+ year tenure, most recently as Vice President of Dealing and Trading. Mr. Herrmann led cross-functional teams across geographies in closing of 100+ diverse corporate banking transactions and managed a credit risk portfolio of over $10 billion. Mr. Herrmann holds a Bachelor of Science in Finance from Clarion University of Pennsylvania and a Master of Science in Risk Management from New York University. In addition to his responsibilities at Wilshire Phoenix, Mr. Herrmann is the Director of New York for the Hedge Fund Association and proudly serves as a Member of the Board of Directors for the National Multiple Sclerosis Society.

William Cai, 42, is a Co-Founder and Partner and the head of Wilshire Phoenix Funds. Before joining Wilshire Phoenix, Mr. Cai was a trader at J.P. Morgan for over 10 years, managing multi-billion-dollar risk books across asset classes in credit, equities, and most recently in commodity futures. He held a position of Executive Director and in addition to his trading responsibilities, managed teams, oversaw various projects, and had extensive experience with regulatory and legal issues in the financial space. He holds a Bachelor of Arts in Physics from Harvard University, and a Master of Science in Mathematics in Finance from New York University.

Wade Guenther, 46, is a Partner of Wilshire Phoenix Funds. Before joining Wilshire Phoenix, Mr. Guenther worked for over 16 years in financial services, including over 10 years in the exchange-traded fund (“ETF”) space. Mr. Guenther gained significant experience and knowledge of the ETF industry while serving as a portfolio analyst and portfolio manager at Horizons ETFs and Global X ETFs. Mr. Guenther’s expertise ranges across ETF product development, structuring, performance attribution analysis, business strategy, client management, equities, derivatives, trading, and currency hedging. Mr. Guenther holds a B.A. from the University of Western Ontario in Political Science with a concentration in Physics and Applied Mathematics. Mr. Guenther is a licensed futures supervisor in Canada and was a registered stockbroker holding Series 7 and 63 registrations in the U.S. Mr. Guenther holds a Chartered Financial Analyst (CFA) designation.

Item 11. Executive Compensation

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13. Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Citrin Cooperman & Company, LLP, as paid by the Sponsor from the Sponsor Fee, for the year ended December 31, 2021 were:

2021
Audit fees	$18,500
Audit-related fees	—
Total	$18,500

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Citrin Cooperman & Company, LLP, for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Determinations regarding auditor fees are made by the Sponsor.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1.1	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 1.1 to the Form 10-Q filed on May 17, 2021)

4.1	Amended and Restated Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form S- 1/A filed on December 18, 2020)

4.1.1	Second Amended and Restated Trust Agreement (incorporated by reference from Exhibit 4.1.1 to the Form 10-Q filed on May 17, 2021)

4.2	(Certificate of Trust attached as Exhibit A to the Second Amended and Restated Trust Agreement)

10.1^	Gold Custodian Agreement (Allocated Gold) (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on December 18, 2020)

10.2^	Gold Custodian Agreement (Unallocated Gold) (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on December 18, 2020)

10.3	Cash Custodian Agreement (incorporated by reference from Exhibit 10.3 to the Form Pos Ex filed on March 10, 2021)

10.4^	Index Calculation Agreement (incorporated by reference from Exhibit 10.4 to the Form S-1/A filed on December 18, 2020)

10.5	Fund Administration and Accounting Agreement (incorporated by reference from Exhibit 10.5 to the Form Pos Ex filed on March 10, 2021)

10.6^	Marketing Agent Agreement (incorporated by reference from Exhibit 10.6 to the Form S-1/A filed on December 18, 2020)

10.6.1	First Amendment to Marketing Agent Agreement (incorporated by reference from Exhibit 10.6.1 to the Form S-1/A filed on September 10, 2020)

10.8	Transfer Agency and Service Agreement (incorporated by reference from Exhibit 10.8 to the Form Pos Ex filed on March 10, 2021)

10.9^	Sponsor Representative Services Agreement (incorporated by reference from Exhibit 10.9 to the Form S-1/A filed on December 18, 2020)

10.10	Sublicense Agreement (incorporated by reference from Exhibit 10.10 to the Form Pos Ex filed on March 10, 2021)

10.11^	Wholesale Marketing Agreement by and among Wilshire wShares Enhanced Gold Trust, Wilshire Phoenix Funds LLC, UMB Distribution Services, LLC and Valor Consulting and Distribution, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 21, 2021)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

^       Portions of these exhibits have been omitted as permitted by the rules and regulations of the SEC.

*       Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

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
Date: April 13, 2022

* The registrant is a trust and the person is signing in his capacity as an officer of Wilshire Phoenix Funds, LLC, the Sponsor of the Registrant.

wShares Enhanced Gold ETF

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholder of wShares Enhanced Gold ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of wShares Enhanced Gold ETF (the "Trust"), including the schedules of investment, as of December 31, 2021 and 2020, and the related statement of operations and financial highlights for the year ended December 31, 2021, cash flows and changes in net assets for the period January 8, 2020 to December 31, 2020 and the year ended December 31, 2021, and the related notes (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations and financial highlights for the year ended December 31, 2021 and its cash flows and changes in net assets for the period from January 8, 2020 to December 31, 2020 and the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Citrin Cooperman & Company, LLP

We have served as the Trust’s auditor since 2020.

Auditor Firm Id 2468

Livingston, New Jersey

April 13, 2022

wShares Enhanced Gold ETF

Statements of Assets and Liabilities

	December 31, 2021	December 31, 2020
Assets
Investment in gold, at fair value (cost $1,683,354 and $–, respectively)	$1,722,881	$—
Cash	759	18
Offering costs	11,563	—
Website design costs	19,373	—
Total assets	1,754,576	18

Liabilities
Sponsor fee payable	974	—
Total liabilities	974	—

Net assets	$1,753,602	$18

Shares issued and outstanding, unlimited authorized Shares with par value of $0.00 per Share	100,001	1
Net asset value per Share	$17.54	$18.00

See notes to financial statements.

wShares Enhanced Gold ETF

Schedules of Investment

December 31, 2021
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold	946.586	$1,683,354	$1,722,881	98.25%
Total investments	946.586	$1,683,354	$1,722,881	98.25%
Other assets in excess of liabilities			30,721	1.75%
Net assets			$1,753,602	100.00%

December 31, 2020

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold	—	$—	$—	0.00%
Total investments	—	$—	$—	0.00%
Other assets in excess of liabilities			18	100.00%
Net assets			$18	100.00%

See notes to financial statements.

wShares Enhanced Gold ETF

Statement of Operations

For the Year Ended December 31, 2021
Expenses
Offering costs amortization	$65,171
Marketing agent fees	22,430
Filing fees	21,286
Sponsor fee	10,113
Website design costs amortization	6,496
Interest expense	31
Total expenses	125,527
Expenses assumed by Sponsor	(18,200)
Net expenses	107,327
Net investment loss	(107,327)

Net realized and change in unrealized gain (loss) from investment in gold
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	21,384
Net change in unrealized appreciation (depreciation) on investment in gold	39,527
Net realized and change unrealized gain (loss) from investment in gold	60,911

Net income (loss)	$(46,416)

See notes to financial statements.

wShares Enhanced Gold ETF

Statements of Cash Flows

	For the Year Ended December 31, 2021	For the Period January 8, 2020 through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(46,416)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Value of gold received	(2,016,279)	—
Value of gold distributed	—	—
Amortization of offering costs	65,171	—
Website design costs amortization	6,496	—
Proceeds from sales of gold for rebalancing and to pay expenses	354,309	—
Net realized (gain) loss from gold sold for rebalancing and to pay expenses	(21,384)	—
Net change in unrealized (appreciation) depreciation on investment in gold	(39,527)	—
Increase (decrease) in Sponsor fee payable	974	—
Net cash provided by (used in) operating activities	(1,696,656)	—

Cash Flows from Investing Activities:
Payments for website design costs	(25,869)	—
Net cash provided by (used in) investing activities	(25,869)	—

Cash Flows from Financing Activities:
Creation of Shares	1,800,000	18
Redemption of Shares	—	—
Payments of offering costs	(76,734)	—
Net cash provided by (used in) financing activities	1,723,266	18

Net Increase (Decrease) in Cash	741	18
Cash beginning of year	18	—
Cash end of year	$759	$18

See notes to financial statements.

wShares Enhanced Gold ETF

Statements of Changes in Net Assets

	For the Year Ended December 31, 2021	For the Period January 8, 2020 through December 31, 2020
Net assets, beginning of year	$18	$—
Creation of 100,000 and 1 Shares, respectively	1,800,000	18
Redemption of – and – Shares, respectively	—	—
Net investment loss	(107,327)	—
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	21,384	—
Net change in unrealized appreciation (depreciation) on investment in gold	39,527	—
Net assets, end of year	$1,753,602	$18

See notes to financial statements.

wShares Enhanced Gold ETF

Financial Highlights

Per Share Performance (for a Share outstanding throughout each period presented)

For the Year Ended December 31, 2021
Net asset value per Share, beginning of year	$18.00 (a)
Net investment loss(b)	(1.07)
Net realized and unrealized gain (loss) on investment in gold(b)	0.61
Net change in net assets from operations	(0.46)
Net asset value per Share, end of year	$17.54

Total return, at net asset value(c)(e)	(2.56)%

Ratio to average net assets(d)(e)
Net investment loss	(6.90)%
Gross expenses	8.10%
Net expenses	6.90%

(a)	The amount represents the initial deposit and the NAV at which the initial shares were acquired on February 17, 2021.
(b)	Calculated using average Shares outstanding.
(c)	Total return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and includes adjustments in accordance with U.S. GAAP, as such, the NAV for financial reporting purposes and the returns based upon the NAVs may differ from the NAVs and returns for Shareholder transactions. Total return for periods of less than a year are not annualized.
(d)	Annualized.
(e)	During the year ended December 31, 2021, the Sponsor assumed $18,200 of expenses of the Trust. This assumption led to an increase in Total return of 0.99% and a decrease in net expenses of 1.20%.

See notes to financial statements.

wShares Enhanced Gold ETF

Notes to Financial Statements

December 31, 2021

1. ORGANIZATION

The wShares Enhanced Gold ETF (the “Trust”), formerly known as Wilshire wShares Enhanced Gold Trust until October 7, 2021, is an exchange-traded fund formed on January 8, 2020, as a Delaware statutory trust and trades on the NYSE Arca, Inc. (the “Exchange”). The Trust operates pursuant to a trust agreement, dated as of January 8, 2020, as amended by the First Amendment to the Trust Agreement, dated as of August 24, 2020, and further amended and restated on December 17, 2020 (the “Trust Agreement”) between Wilshire Phoenix Funds LLC, a Delaware limited liability company (the “Sponsor”), and Delaware Trust Company (the “Trustee”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), nor is it a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust will essentially have no assets other than (a) physical gold held by the Trust (“Physical Gold”), and (b) cash. The Trust’s performance, whether positive or negative, will be driven primarily by its investments in Physical Gold. The Trust’s Physical Gold is carried, for financial statement purposes, at fair value, as required by accounting principles generally accepted in the United States (“U.S. GAAP”). The Trust’s Net Asset Value (the “NAV”) is determined by the Administrator, in conformity with U.S. GAAP, on each business day as of 4:00 p.m. (New York City time), or as soon thereafter as practicable. The Trust commenced operations on February 17, 2021 and its Shares commenced trading on February 18, 2021 and as such the statements and operations and financial highlights for the period January 8, 2020 through December 31, 2020 are not included.

The investment objective of the Trust is for the Shares to closely reflect the performance of the wShares Gold Index (the “Index”), less the expenses of the Trust's operations. The objective of the Index is to reduce the risk-profile typically associated with the purchase of gold, as measured by the realized volatility of the London Bullion Market Association (“LBMA”) Gold Price PM, while maintaining the correlative benefits of gold versus the S&P 500® Index. Solactive AG calculates, maintains and publishes information about the Index (the “Index Calculation Agent”).

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

2.2. Valuation of Gold

The Trust follows the provisions of FASB ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Administrator evaluates the gold held by the Trust and determines the NAV of the Trust on each day that the Exchange is open for regular trading, as promptly as practical after 4:00 p.m. New York time. The cost of gold is determined using the specific identification method. The NAV of the Trust is the aggregate value of gold and any other assets of the Trust, including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses, and other liabilities. In determining the Trust's NAV, the Administrator values the gold held by the Trust based on the afternoon London gold price per troy ounce of gold for delivery in London through a member of the London Bullion Market Association (“LBMA”) authorized to effect such delivery, as calculated and administered by independent service provider(s) and published by the LBMA on its website or by its successor that publicly displays prices (the “LBMA PM Gold Price”), or, if such day's afternoon price is not available, the morning LBMA Gold Price (the “LBMA AM Gold Price”). If no LBMA Gold Price is available for the day, the Administrator will value the Trust's gold based on the most recently announced LBMA PM Gold Price or LBMA AM Gold Price. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Administrator. The Sponsor may instruct the Administrator to use a different publicly available price, which the Sponsor determines to fairly represent the value of the Trust's gold.

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

The Sponsor categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy.

December 31, 2021

	Level 1	Level 2	Level 3
Investment in gold	$1,722,881	$—	$—
Total	$1,722,881	$—	$—

2.3. Expenses

The Trust pays the Sponsor a fee that will accrue daily at an annualized rate equal to 0.65% of the daily NAV of the Trust, paid monthly in arrears (the “Sponsor Fee”). The Sponsor Fee is accrued in and payable in U.S. dollars.

The following ordinary and recurring fees of the Trust will be paid by the Administrator out of the Sponsor Fee: the Administrator Fee, the Gold Custodian Fee, the Cash Custodian Fee, the Transfer Agent Fee, the Representative Fee, the Trustee Fee, the Partnership Representative Fee, the Index Calculation Agent Fee, the Trust’s audit fees (including any fees and expenses associated with tax preparation) and up to $100,000 per year of the Trust’s legal fees and expenses (the “Sponsor-Paid Expenses”).

To pay the Sponsor Fee, the Cash Custodian will withdraw from the cash on deposit in the cash account an amount of U.S. dollars equal to the Sponsor Fee, determined as described above. Any Sponsor-Paid Expenses will be netted out of the Sponsor Fee, and the Cash Custodian will, pursuant to the instruction of the Administrator, directly pay the recipients of such amounts. After netting such Sponsor-Paid Expenses, the Administrator shall instruct the Cash Custodian to pay the remaining amount of the Sponsor Fee to the Sponsor. The Sponsor, from time to time, may waive all or a portion of the Sponsor Fee in its sole discretion.

The Trust has capitalized certain offering costs and amortizes those costs over a 12-month period. The Trust capitalized $76,734 of offering costs and has amortized $65,171 for the year ended December 31, 2021. As of December 31, 2021, the Trust had a remaining balance of $11,563 of capitalized offering costs included in the accompanying Statements of Assets and Liabilities. The Trust has capitalized certain website design costs and amortizes those costs over a three year period. The Trust capitalized $25,869 of website design costs and has amortized $6,496 for the year ended December 31, 2021. As of December 31, 2021, the Trust has a remaining balance of $19,373 of capitalized website design costs included in the accompanying Statements of Assets and Liabilities.

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

The Sponsor, on each Rebalance Date, shall instruct the Representative to purchase and/or sell Physical Gold. In addition, the Administrator, acting pursuant to instructions from the Sponsor, shall, on the Rebalance Date, instruct the Cash Custodian to pay amounts due and payable by the Trust as of the Determination Date. When selling gold to pay expenses, the Representative will endeavor to sell the smallest amount of gold needed to pay expenses to minimize the Trust’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, the Representative will sell gold to the Custodian at the next LBMA Gold Price PM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain/(loss) from investment in gold sold for rebalancing and to pay expenses in the statement of operations. Gold transactions are recorded on the trade date. The cost of gold is determined using the specific identification method.

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

Changes in the Shares for the year ended December 31, 2021 are as follows:

	Share(s)	Amount
Balance at January 1, 2021	1	$18
Creation of Shares	100,000	1,800,000
Redemption of Shares	—	—
Balance at December 31, 2021	100,001	$1,800,018

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2021, all tax years are open for examination. There is no examination in progress at period end.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the year December 31, 2021:

	Amount in ounces	Amount in US$
Balance at January 1, 2021	—	$—
Gold received for the creation of Shares	1,136.376	2,016,279
Gold distributed for the redemption of Shares	—	—
Gold sold for rebalancing and to pay expenses	(189.790)	(354,309)
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	—	21,384
Net change in unrealized appreciation (depreciation) on investment in gold	—	39,527
Balance at December 31, 2021	946.586	$1,722,881

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

The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the Delaware Statutory Trust Act (“DSTA”) that the Trust have at least one trustee with a principal place of business in the State of Delaware. The Trustee’s duties and liabilities with respect to the offering of Shares and management of the Trust are limited to its express obligations under the Trust Agreement. The Trustee shall not be liable under any circumstances, except for its own willful misconduct, bad faith, or gross negligence with respect to its express duties under the Trust Agreement. The Trustee will have no obligation to monitor or supervise the obligations of the Sponsor, Transfer Agent, Administrator, Gold Custodian, Cash Custodian, or any other person. The Trustee will be compensated by the Trust, out of the Sponsor Fee, for the Trustee’s fees. The Trustee will be reimbursed by the Trust for reasonable legal expenses it incurs in connection with consultation with its counsel (who may be counsel for the Sponsor or the Trustee) in relation to indemnification under the Trust Agreement.

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

Under the Cash Custody Agreement, the Cash Custodian will be responsible for maintaining the cash account in which the Cash Custodian will hold U.S. dollars in the name of the Trust. The Cash Custodian will be compensated out of the Sponsor Fee for the Cash Custodian’s services under the Cash Custody Agreement.

The Administration Agreement establishes the rights and responsibilities of the Administrator and the Trust with respect to the administration, accounting, and recordkeeping of the Trust. The responsibilities of the Administrator will include duties and obligations set forth in the Administration Agreement in connection with (i) the Trust’s payment of fees and expenses on each Rebalance Date, (ii) providing information to the Sponsor in order for the Sponsor to determine the monthly rebalancing of the Trust’s holdings in Physical Gold and cash on each Rebalance Date, (iii) evaluating the Physical Gold holdings and the Cash, determining the Trust’s NAV and the NAV per Share and preparing daily reports, and (iv) maintaining books and records on behalf of the Trust. The Administrator will prepare the Trust’s required filings under the Exchange Act. The Administrator will be compensated by the Trust, out of the Sponsor Fee, for the Administrator’s fees.

The Transfer Agent records the ownership of the Shares on the books and records of the Trust and coordinates with the Marketing Agent and DTC as necessary. The Transfer Agent will credit or debit the number of Shares owned by holders of record. The Transfer Agent will (i) facilitate purchases and redemptions of Creation Units to be held in the name of DTC or its nominee, Cede & Co., at the facilities of DTC; (ii) prepare and transmit by means of DTC’s book-entry system payments on or with respect to the Shares declared by the Trust; (iii) maintain the record of the name and address of the Shareholder and the number of Shares issued by the Trust and held by the Shareholder; (iv) record the issuance of Shares of the Trust and maintain a record of the total number of Shares of the Trust which are outstanding, and, based upon data provided to it by the Trust, the total number of authorized Shares; (v) prepare and transmit to the Trust and the Administrator and to any applicable securities exchange information with respect to purchases and redemptions of Shares; (vi) extend the voting rights to the Shareholder for extension by DTC to DTC participants and the beneficial owners of Shares in accordance with policies and procedures of DTC for book-entry only securities; and (vii) maintain books and records related to its activities on behalf of the Trust. The Transfer Agent will also perform the customary services of a transfer agent including, but not limited to, maintaining the accounts of the Shareholders. The Transfer Agent will be compensated by the Trust, out of the Sponsor Fee, for the Transfer Agent’s fees.

For the year ended December 31, 2021, the Sponsor earned a Sponsor Fee of $10,113 and assumed $18,200 of expenses of the Trust.

5. CONCENTRATION OF RISK

The Trust’s sole business activity is the investment in gold bullion and cash to track the Index, less the expenses of the Trust's operations. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries, and new production projects; (ii) investors’ expectations regarding future inflation rates; (iii) currency exchange rate volatility; (iv) interest rate volatility; and (v) political, economic, global or regional incidents. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

6. INDEMNIFICATION

The Sponsor and its affiliates, and their respective members, managers, directors, officers, employees, agents and controlling persons (each a “Sponsor Indemnified Party”), will be indemnified by the Trust and held harmless against any loss, judgment, liability, claim, suit, penalty, tax, cost, amount paid in settlement of any claims sustained by it or expense incurred by it arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Sponsor in furtherance of the administration of the Trust, including any costs and expenses incurred by the Sponsor in defending itself against any claim or liability in its capacity as Sponsor; provided that (i) such loss was not the direct result of gross negligence, bad faith or willful misconduct on the part of the Sponsor or a Sponsor Indemnified Party, or reckless disregard on the part of the Sponsor of its obligations and duties, and (ii) any such indemnification will be recoverable only from the assets of the Trust. Any indemnifiable amounts payable to such indemnified persons may be payable in advance or shall be secured by a lien on the Trust.

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

7. SUBSEQUENT EVENTS

Management has evaluated subsequent events for possible recognition or disclosure in the financial statements through the date the financial statements are issued. On January 24, 2022, the Trust received a redemption order for 70,000 shares resulting in the payment of proceeds of $1,229,340.