Form 10-Q
period 2022-03-31
wShares Enhanced Gold ETF
filed 2022-05-13
CIK 1799858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

The registrant had 30,001 issued and outstanding Shares as of May 9, 2022.

wShares Enhanced Gold ETF

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

wShares Enhanced Gold ETF

wShares Enhanced Gold ETF

Statements of Assets and Liabilities

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investment in gold, at fair value (cost $492,574 and $1,683,354, respectively)	$529,092	$1,722,881
Cash	92,112	759
Offering costs	—	11,563
Website design costs	17,247	19,373
Total assets	638,451	1,754,576

Liabilities
Gold purchased payable	89,533	—
Sponsor fee payable	303	974
Miscellaneous fee payable	2,051	—
Total liabilities	91,887	974

Net assets	$546,564	$1,753,602

Shares issued and outstanding, unlimited authorized Shares with par value of $0.00 per Share	30,001	100,001
Net asset value per Share	$18.22	$17.54

See notes unaudited to financial statements.

wShares Enhanced Gold ETF

Schedules of Investment

March 31, 2022 (unaudited)
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold	272.426	$492,574	$529,092	96.80%
Total investments	272.426	$492,574	$529,092	96.80%
Other assets in excess of liabilities			17,472	3.20%
Net assets			$546,564	100.00%

December 31, 2021
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold	946.586	$1,683,354	$1,722,881	98.25%
Total investments	946.586	$1,683,354	$1,722,881	98.25%
Other assets in excess of liabilities			30,721	1.75%
Net assets			$1,753,602	100.00%

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Statements of Operations

	For the Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)

Expenses
Offering costs amortization	$11,563	$4,473
Marketing agent fees	—	1,895
Website design costs amortization	2,126	—
Miscellaneous fee	2,051	—
Sponsor fee	1,400	1,313
Interest expense	22	—
Total expenses	17,162	7,681
Expenses assumed by the Sponsor	—	—
Net expenses	17,162	7,681
Net investment loss	(17,162)	(7,681)

Net realized and change in unrealized gain (loss) from investment in gold
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	42,494	(858)
Net change in unrealized appreciation (depreciation) on investment in gold	(3,009)	(82,077)
Net realized and change in unrealized gain (loss) from investment in gold	39,485	(82,935)

Net income (loss)	$22,323	$(90,616)

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Statements of Cash Flows

	For the Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$22,323	$(90,616)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cash proceeds received from sales of gold	—	(1,734,457)
Cash proceeds distributed for purchases of gold	1,213,570	—
Amortization of offering costs	11,563	4,473
Website design costs amortization	2,126	—
Proceeds from sales of gold for rebalancing and to pay expenses	19,704	26,802
Net realized (gain) loss from gold sold for rebalancing and to pay expenses	(42,494)	858
Net change in unrealized (appreciation) depreciation on investment in gold	3,009	82,077
(Increase) decrease in gold receivable	—	(26,802)
(Increase) decrease in prepaid asset	—	(63,055)
Increase (decrease) in securities purchased payable	89,533	—
Increase (decrease) in Sponsor fee payable	(671)	961
Increase (decrease) in miscellaneous fee payable	2,051	—
Net cash provided by (used in) operating activities	1,320,714	(1,799,759)

Cash Flows from Investing Activities:
Payments for website design costs	—	—
Net cash provided by (used in) investing activities	—	—

Cash Flows from Financing Activities:
Creation of Shares	—	1,800,000
Redemption of Shares	(1,229,361)	—
Payments of offering costs	—	—
Net cash provided by (used in) financing activities	(1,229,361)	1,800,000
Net Increase (Decrease) in Cash	91,353	241
Cash beginning of year	759	18
Cash end of period	$92,112	$259

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Statements of Changes in Net Assets

	For the Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)

Net assets, beginning of period	$1,753,602	$18
Creation of – and 100,000 Shares, respectively	—	1,800,000
Redemption of 70,000 and – Shares, respectively	(1,229,361)	—
Net investment loss	(17,162)	(7,681)
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	42,494	(858)
Net change in unrealized appreciation (depreciation) on investment in gold	(3,009)	(82,077)
Net assets, end of period	$546,564	$1,709,402

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Financial Highlights

Per Share Performance (for a Share outstanding throughout each period presented)

	For the Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)

Net asset value per Share, beginning of period	$17.54	$18.00 (a)
Net investment loss(b)	(0.35)	(0.08)
Net realized and unrealized gain (loss) on investment in gold(b)	1.03	(0.83)
Net change in net assets from operations	0.68	(0.91)
Net asset value per Share, end of period	$18.22	$17.09

Total return, at net asset value(c)	3.87%	5.06%

Ratio to average net assets(d)
Net investment loss	(7.96)%	(3.80)%

Net expenses	7.96%	3.80%

(a)	The amount represents the initial deposit and the NAV at which the initial shares were acquired on February 17, 2021.
(b)	Calculated using average Shares outstanding.
(c)	Total return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and includes adjustments in accordance with U.S. GAAP; as such, the NAV for financial reporting purposes and the returns based upon the NAVs may differ from the NAVs and returns for Shareholder transactions. Total return for periods of less than a year are not annualized.
(d)	Annualized.

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Notes to Unaudited Financial Statements

March 31, 2022

1. ORGANIZATION

The wShares Enhanced Gold ETF (the “Trust”), formerly known as Wilshire wShares Enhanced Gold Trust until October 7, 2021, is an exchange-traded fund formed on January 8, 2020, as a Delaware statutory trust and trades on the NYSE Arca, Inc. (the “Exchange”). The Trust operates pursuant to a trust agreement, dated as of January 8, 2020, as amended by the First Amendment to the Trust Agreement, dated as of August 24, 2020, and further amended and restated on December 17, 2020 (the “Trust Agreement”) between Wilshire Phoenix Funds LLC, a Delaware limited liability company (the “Sponsor”), and Delaware Trust Company (the “Trustee”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), nor is it a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust will essentially have no assets other than (a) physical gold held by the Trust (“Physical Gold”), and (b) cash. The Trust’s performance, whether positive or negative, will be driven primarily by its investments in Physical Gold. The Trust’s Physical Gold is carried, for financial statement purposes, at fair value, as required by accounting principles generally accepted in the United States (“U.S. GAAP”). The Trust’s Net Asset Value (the “NAV”) is determined by the Administrator, in conformity with U.S. GAAP, on each business day as of 4:00 p.m. (New York City time), or as soon thereafter as practicable. The Trust commenced operations on February 17, 2021 and its Shares commenced trading on February 18, 2021.

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

On March 2, 2022, NYSE Regulation (“NYSE Regulation”) sent a letter informing the Sponsor that the Trust is below the Exchange’s continued listing standards regarding the number of its issued and outstanding Shares and the market value for such Shares. The Sponsor sent a written plan (“Plan”) to NYSE Regulation designed to increase and sustain a higher number of issued and outstanding Shares and the market value of all issued and outstanding Shares. Upon review and consideration of the Plan, NYSE Regulation Staff granted an extension allowing the continued listing of the Trust through an initial six-month cure period until September 15, 2022. There is no guarantee that the Trust will be able to meet the continued listing standards and avoid a delisting action after that date. If the Trust is delisted, there will not be an active trading market for the Trust's Shares. If investors need to sell their Trust Shares at a time when no active market for them exists, the price investors receive for the Trust's Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist. In addition, if the Trust is delisted, the Trust would likely be forced to liquidate.

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

The statement of assets and liabilities and schedule of investment at March 31, 2022 and the statements of operations, changes in net assets, and cash flows for the three months ended March 31, 2022 and 2021, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three months ended March 31, 2022 and 2021, have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Level 3: Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust's own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Sponsor categorizes the Trust's investment in gold as a Level 1 asset within the ASC 820 hierarchy.

March 31, 2022	Level 1	Level 2	Level 3
Investment in gold	$529,092	$—	$—
Total	$529,092	$—	$—

December 31, 2021	Level 1	Level 2	Level 3
Investment in gold	$1,722,881	$—	$—
Total	$1,722,881	$—	$—

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

The Trust has capitalized certain offering costs and amortizes those costs over a 12-month period. The Trust capitalized $– of offering costs and has amortized $11,563 for the three months ended March 31, 2022. As of March 31, 2022, the Trust had a remaining balance of $– of capitalized offering costs included in the accompanying Statements of Assets and Liabilities. The Trust has capitalized certain website design costs and amortizes those costs over a three-year period. The Trust capitalized $– of website design costs and has amortized $2,126 for the three months ended March 31, 2022. As of March 31, 2022, the Trust has a remaining balance of $17,247 of capitalized website design costs included in the accompanying Statements of Assets and Liabilities.

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

Changes in the Shares for the three months ended March 31, 2022, are as follows:

	Share(s)	Amount
Balance at January 1, 2022	100,001	$1,800,018
Creation of Shares	—	—
Redemption of Shares	(70,000)	(1,229,361)
Balance at March 31, 2022	30,001	$570,657

Changes in the Shares for the three months ended March 31, 2021 are as follows:

	Shares	Amount
Balance at January 1, 2021	1	$18
Creation of Shares	100,000	1,800,000
Redemption of Shares	—	—
Balance at March 31, 2021	100,001	$1,800,018

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2022, all tax years are open for examination. There is no examination in progress at period end.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the three months ended March 31, 2022:

	Amount in ounces	Amount in US$
Balance at January 1, 2022	946.586	$1,722,881
Gold received for the creation of Shares	—	—
Gold distributed for the redemption of Shares	(662.610)	(1,213,570)
Gold sold for rebalancing and to pay expenses	(11.550)	(19,704)
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	—	42,494
Net change in unrealized appreciation (depreciation) on investment in gold	—	(3,009)
Balance at March 31, 2022	272.426	$529,092

The following represents the changes in ounces of gold held and the respective fair value during the three months ended March 31, 2021:

	Amount in fine ounces	Amount in US$
Balance at January 1, 2021	—	$—
Gold received for creation of Shares	976.626	1,800,018
Gold distributed for redemption of Shares	—	—
Value of gold sold to pay expenses	—	(7,681)
Net realized gain (loss) from gold sold to pay expenses	(15.850)	(858)
Change in unrealized appreciation (depreciation) on investment in gold	—	(82,077)
Balance at March 31, 2021	960.776	$1,709,402

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

For the three months ended March 31, 2022 and 2021, the Sponsor earned a Sponsor Fee of $1,400 and $1,313 respectively, and did not assume any expenses of the Trust.

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

Results of Operations

Three Months Ended March 31, 2022

For the three months ended March 31, 2022, 70,000 Shares were redeemed in exchange for cash that was used to sell 662.610 ounces of gold, and 11.550 ounces of gold were sold to pay expenses and for rebalancing. The Trust's NAV per Share ended the period at $18.22 compared to $17.54 at December 31, 2021. The increase in NAV per Share was due to a higher price of gold of $1,942.15 at period end, which represented an increase of 6.71% from $1,820.10 at December 31, 2021. The change in the price of gold and the percentage weighting of gold in the Index contributed to an increase of 6.35% in the level of the Index during that period. The difference in return of the Trust's NAV compared to that of the Index was (2.43)%.

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

Comparison of Share Price, NAV and wShares Gold Index

At March 31, 2022, the Gold Custodian held 272.426 fine ounces of gold on behalf of the Trust in its vault, with a market value of $529,092 (cost: $492,574) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the three months ended March 31, 2022, was $22,323, which was due to (i) the Sponsor Fee of $(1,400), (ii) offering costs of $(11,563), (iii) interest expense of $(22), (iv) website design costs of $(2,126), (v) miscellaneous fee of $(2,051), and (vi) a net realized and change in unrealized gain (loss) from investment in gold of $39,485 from operations, which in turn resulted from a net realized gain on gold sold for rebalancing and to pay expenses of $42,494 and a net change in unrealized (depreciation) on investments in gold of $(3,009).

For the three months ended March 31, 2022, the price of the Shares traded on the Exchange increased from $17.99 per Share to $18.17 per Share. The percentage change of the Share price over the course of the period was an increase of 1.00%. The difference in return of the price of the Shares compared to the performance of the Index was (6.19)%.

At March 31, 2021, the Gold Custodian held 960.776 fine ounces of gold on behalf of the Trust in its vault, with a market value of $1,624,720 (cost: $1,706,797) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the three months ended March 31, 2021, was $(90,616), which was due to (i) the Sponsor Fee of $(1,313), (ii) offering costs of $(4,473), (iii) marketing agent fees of $(1,895), and (iv) a net realized and unrealized gain/(loss) of $(82,935) from operations, which in turn resulted from a net realized gain/(loss) on gold transferred to pay expenses of $(858) and a net change in unrealized appreciation/(depreciation) on investments in gold bullion of $(82,077).

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

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Aggregate Return of the LBMA Gold Price PM	7.55%	(10.58)%
Aggregate Return of the Index	7.19%	(9.27)%
Realized Volatility of LBMA Gold Price PM	17.19%	15.60%
Realized Volatility of the S&P 500® Index	21.31%	15.99%

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

The realized volatility of the LBMA Gold Price PM for the table above is calculated using prices from the LBMA, which are made publicly available at the LBMA’s website (www.lbma.org.uk). Realized volatility of the S&P 500~~®~~ Index for the table above is calculated using prices from S&P Dow Jones Indices LLC (“S&P”), which are publicly available on S&P’s website (www.spglobal.com/spdji/en/). The Trust and the Sponsor are not affiliated with the LBMA or S&P and do not accept responsibility for, or guarantee the accuracy and/or completeness of, the data included on their websites. Realized volatility is calculated using standard calculation of realized volatility on a price time series of an asset, which is shown below.

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

The Administrator, acting pursuant to instructions from the Sponsor, will direct the Cash Custodian to withdraw from the cash account on each Rebalance Date, an amount of U.S. dollars sufficient to pay the Trust’s fees and expenses provided for in the Trust Agreement, and pay such amount to the recipients thereof; provided however that the Sponsor shall separately instruct the Administrator with respect to the timing for distribution of amounts in respect of redemptions. At March 31, 2022, the Trust had a cash balance of $92,112.

Rebalancing of the Trust's Assets

On each Rebalance Date, following the calculation of the weighting of the components of the Index, the Trust shall rebalance the Trust’s holdings in Physical Gold and cash in order to closely replicate the Index. In order to effect the monthly rebalancing, the Index Calculation Agent shall provide the percentage weight of the Physical Gold Component and the Cash Component as of the Determination Date to the Administrator and the Sponsor. Thereafter, the Sponsor, based on information provided by the Administrator and the Index Calculation Agent, shall make such determinations and calculations as of each Determination Date (taking into account amounts on deposit in the Cash Account as of such Rebalance Date and the amount of U.S. dollars necessary to, on such Rebalance Date, pay amounts due and payable by the Trust) as are necessary in order to determine the amount of Physical Gold to purchase or sell.

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

In addition, Exchange Traded Concepts, LLC, an Oklahoma limited liability company, in its capacity as Sponsor Representative (“the Representative”), the Representative interacts with the Cash Custodian, the Gold Custodian, the Administrator, the Trustee, the Index Calculation Agent and any other third party service providers to the Trust for the purpose of effecting monthly rebalances of the Trust’s assets on a Rebalance Date, and effecting creations and redemptions. The Sponsor may exercise discretion in connection with the amount of cash and Physical Gold to hold, purchase and/or sell on each Rebalance Date compared to their weightings in the Index, based on market value fluctuations or other factors occurring between the Determination Date and the Rebalance Date, in order to have the assets of the Trust more closely replicate the Index on such Rebalance Date and shall have no liability in connection therewith so long as it has exercised such discretion in good faith. The Sponsor and the applicable Service Providers shall use commercially reasonable efforts to effect the purchases, sales and/or payments contemplated on the Rebalance Date, provided that if any such purchases, sales and/or payments are unable to be made on the Rebalance Date, such purchases, sales and/or payments shall be made as soon as practicable thereafter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of baskets held by Authorized Participants, the Trust redeemed 7 baskets (comprising 70,000 Shares) during the three months ended March 31, 2022. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/22 to 1/31/22	70,000	$17.56
2/1/22 to 2/28/22	—	$—
3/1/22 to 3/31/22	—	$—
Total	70,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 1.1 to the Form 10-Q filed on May 17, 2021)

4.1	Amended and Restated Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form S- 1/A filed on December 18, 2020)

4.1.1	Second Amended and Restated Trust Agreement (incorporated by reference from Exhibit 4.1.1 to the Form 10-Q filed on May 17, 2021)

4.2	(Certificate of Trust attached as Exhibit A to the Second Amended and Restated Trust Agreement)

10.1*	Gold Custodian Agreement (Allocated Gold) (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on December 18, 2020)

10.2*	Gold Custodian Agreement (Unallocated Gold) (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on December 18, 2020)

10.3	Cash Custodian Agreement (incorporated by reference from Exhibit 10.3 to the Form Pos Ex filed on March 10, 2021)

10.4*	Index Calculation Agreement (incorporated by reference from Exhibit 10.4 to the Form S-1/A filed on December 18, 2020)

10.5	Fund Administration and Accounting Agreement (incorporated by reference from Exhibit 10.5 to the Form Pos Ex filed on March 10, 2021)

10.6*	Marketing Agent Agreement (incorporated by reference from Exhibit 10.6 to the Form S-1/A filed on December 18, 2020)

10.6.1	First Amendment to Marketing Agent Agreement (incorporated by reference from Exhibit 10.6.1 to the Form S-1/A filed on September 10, 2020)

10.8	Transfer Agency and Service Agreement (incorporated by reference from Exhibit 10.8 to the Form Pos Ex filed on March 10, 2021)

10.9*	Sponsor Representative Services Agreement (incorporated by reference from Exhibit 10.9 to the Form S-1/A filed on December 18, 2020)

10.10	Sublicense Agreement (incorporated by reference from Exhibit 10.10 to the Form Pos Ex filed on March 10, 2021)

10.11*	Wholesale Marketing Agreement by and among Wilshire wShares Enhanced Gold Trust, Wilshire Phoenix Funds LLC, UMB Distribution Services, LLC and Valor Consulting and Distribution, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 21, 2021)

31.1^	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*       Portions of these exhibits have been omitted as permitted by the rules and regulations of the SEC.

^       Filed herewith.

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

Date: May 13, 2022

* The registrant is a trust and the person is signing in his capacity as an officer of Wilshire Phoenix Funds, LLC, the Sponsor of the Registrant.