Form 10-Q
period 2022-06-30
wShares Enhanced Gold ETF
filed 2022-08-12
CIK 1799858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from___________ to___________.

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

The registrant had 30,001 issued and outstanding Shares as of August 11, 2022.

wShares Enhanced Gold ETF

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

wShares Enhanced Gold ETF

wShares Enhanced Gold ETF

Statements of Assets and Liabilities

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investment in gold, at fair value (cost $491,603 and $1,683,354, respectively)	$494,089	$1,722,881
Cash	867	759
Offering costs	—	11,563
Website design costs	15,097	19,373
Total assets	510,053	1,754,576

Liabilities
Sponsor fee payable	275	974
Miscellaneous fee payable	301	—
Total liabilities	576	974

Net assets	$509,477	$1,753,602

Shares issued and outstanding, unlimited authorized Shares with par value of $0.00 per Share	30,001	100,001
Net asset value per Share	$16.98	$17.54

See notes unaudited to financial statements.

wShares Enhanced Gold ETF

Schedules of Investment

June 30, 2022 (unaudited)
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold	271.926	$491,603	$494,089	96.98%
Total investments	271.926	$491,603	$494,089	96.98%
Other assets in excess of liabilities			15,388	3.02%
Net assets			$509,477	100.00%

December 31, 2021
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold	946.586	$1,683,354	$1,722,881	98.25%
Total investments	946.586	$1,683,354	$1,722,881	98.25%
Other assets in excess of liabilities			30,721	1.75%
Net assets			$1,753,602	100.00%

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Expenses
Website design costs amortization	$2,149	$—	$4,275	$—
Sponsor fee	854	2,949	2,254	4,262
Offering costs amortization	—	16,555	11,563	22,923
Interest expense	—	—	22	—
Miscellaneous fee	—	930	2,051	930
Total expenses	3,003	20,434	20,165	28,115
Expenses assumed by the Sponsor	—	—	—	—
Net expenses	3,003	20,434	20,165	28,115
Net investment loss	(3,003)	(20,434)	(20,165)	(28,115)

Net realized and change in unrealized gain (loss) from investment in gold
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	(52)	21,325	42,442	20,467
Net change in unrealized appreciation (depreciation) on investment in gold	(34,032)	67,694	(37,041)	(14,383)
Net realized and change in unrealized gain (loss) from investment in gold	(34,084)	89,019	5,401	6,084

Net income (loss)	$(37,087)	$68,585	$(14,764)	$(22,031)

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Statements of Cash Flows

	For the Six Months Ended June 30,
	2022	2021
	(unaudited)	(unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$(14,764)	$(22,031)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cash proceeds received from sales of gold	—	(2,011,287)
Cash proceeds distributed for purchases of gold	1,213,570	—
Amortization of offering costs	11,563	22,923
Website design costs amortization	4,275	—
Proceeds from sales of gold for rebalancing and to pay expenses	20,623	305,307
Net realized (gain) loss from gold sold for rebalancing and to pay expenses	(42,442)	(20,467)
Net change in unrealized (appreciation) depreciation on investment in gold	37,041	14,383
(Increase) decrease in offering costs	—	(90,289)
Increase (decrease) in securities purchased payable	—	276,830
Increase (decrease) in Sponsor fee payable	(699)	2,004
Increase (decrease) in miscellaneous fee payable	301	630
Net cash provided by (used in) operating activities	1,229,468	(1,521,997)

Cash Flows from Investing Activities:
Payments for website design costs	1	—
Net cash provided by (used in) investing activities	1	—

Cash Flows from Financing Activities:
Creation of Shares	—	1,800,000
Redemption of Shares	(1,229,361)	—
Payments of offering costs	—	—
Net cash provided by (used in) financing activities	(1,229,361)	1,800,000
Net Increase (Decrease) in Cash	108	278,003
Cash beginning of year	759	18
Cash end of period	$867	$278,021

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Statements of Change in Net Assets

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net assets, beginning of period	$546,564	$1,709,402	$1,753,602	$18
Creation of –, –, – and 100,000 Shares, respectively	—	—	—	1,800,000
Redemption of -, -, 70,000 and - Shares, respectively	—	—	(1,229,361)	—
Net investment loss	(3,003)	(20,434)	(20,165)	(28,115)
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	(52)	21,325	42,442	20,467
Net change in unrealized appreciation (depreciation) on investment in gold	(34,032)	67,694	(37,041)	(14,383)
Net assets, end of period	$509,477	$1,777,987	$509,477	$1,777,987

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Financial Highlights

Per Share Performance (for a Share outstanding throughout each period presented)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net asset value per Share, beginning of period	$18.22	$17.09	$17.54	$18.00 (a)
Net investment loss(b)	(0.10)	(0.20)	(0.51)	(0.28)
Net realized and unrealized gain (loss) on investment in gold(b)	(1.14)	0.89	(0.05)	0.06
Net change in net assets from operations	(1.24)	0.69	(0.56)	(0.22)
Net asset value per Share, end of period	$16.98	$17.78	$16.98	$17.78

Total return, at net asset value(c)	(6.79)%	4.01%	(3.18)%	(1.22)%

Ratio to average net assets(d)
Net investment loss	(2.28)%	(4.51)%	(5.81)%	(4.29)%
Net expenses	2.28%	4.51%	5.81%	4.29%

(a)	The amount represents the initial deposit and the NAV at which the initial shares were acquired on February 17, 2021.
(b)	Calculated using average Shares outstanding.
(c)	Total return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and includes adjustments in accordance with U.S. GAAP; as such, the NAV for financial reporting purposes and the returns based upon the NAVs may differ from the NAVs and returns for Shareholder transactions. Total return for periods of less than a year are not annualized.
(d)	Annualized.

See notes to unaudited financial statements.

wShares Enhanced Gold ETF

Notes to Unaudited Financial Statements

June 30, 2022

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

The investment objective of the Trust is for the Shares to closely reflect the performance of the wShares Gold Index (the “Index”), less the expenses of the Trust’s operations. The objective of the Index is to reduce the risk-profile typically associated with the purchase of gold, as measured by the realized volatility of the London Bullion Market Association (“LBMA”) Gold Price PM, while maintaining the correlative benefits of gold versus the S&P 500® Index. Solactive AG calculates, maintains and publishes information about the Index (the “Index Calculation Agent”).

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

On March 2, 2022, NYSE Regulation (“NYSE Regulation”) sent a letter informing the Sponsor that the Trust is below the Exchange’s continued listing standards regarding the number of its issued and outstanding Shares and the market value for such Shares. The Sponsor sent a written plan (“Plan”) to NYSE Regulation designed to increase and sustain a higher number of issued and outstanding Shares and the market value of all issued and outstanding Shares. Upon review and consideration of the Plan, NYSE Regulation Staff granted an extension allowing the continued listing of the Trust through an initial six-month cure period until September 15, 2022. On July 26, 2022, the Sponsor notified the Exchange of its decision to voluntarily close, de-list and liquidate the Trust and to withdraw the shares thereof from registration under the Securities Exchange Act of 1934, as amended. See "Subsequent Events" under Note 7.

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

The statements of assets and liabilities and schedules of investment at June 30, 2022 and December 31, 2021, and the statements of operations and changes in net assets for the three and six months ended June 30, 2022 and 2021, and the statements of cash flows for the six months ended June 30, 2022, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and six months ended June 30, 2022 and 2021, have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

The Sponsor categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy.

June 30, 2022	Level 1	Level 2	Level 3
Investment in gold	$494,089	$—	$—
Total	$494,089	$—	$—

December 31, 2021	Level 1	Level 2	Level 3
Investment in gold	$1,722,881	$—	$—
Total	$1,722,881	$—	$—

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

The Trust has capitalized certain offering costs and amortizes those costs over a 12-month period. The Trust capitalized $0 of offering costs and has amortized $0 and $11,563 for the three months and six months ended June 30, 2022. As of June 30, 2022, the Trust had a remaining balance of $0 of capitalized offering costs included in the accompanying Statements of Assets and Liabilities. The Trust capitalized certain website design costs and amortizes those costs over a three-year period. The Trust capitalized $0 of website design costs and amortized $4,275 for the six months ended June 30, 2022. As of June 30, 2022, the Trust has a remaining balance of $15,097 of capitalized website design costs included in the accompanying Statements of Assets and Liabilities.

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

Changes in the Shares for the six months ended June 30, 2022, are as follows:

	Share(s)	Amount
Balance at January 1, 2022	100,001	$1,800,018
Creation of Shares	—	—
Redemption of Shares	(70,000)	(1,229,361)
Balance at June 30, 2022	30,001	$570,657

Changes in the Shares for the six months ended June 30, 2021, are as follows:

	Share(s)	Amount
Balance at January 1, 2021	1	$18
Creation of Shares	100,000	1,800,000
Redemption of Shares	—	—
Balance at June 30, 2021	100,001	$1,800,018

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2022, all tax years are open for examination. There is no examination in progress at period end.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the six months ended June 30, 2022:

	Amount in ounces	Amount in US$
Balance at January 1, 2022	946.586	$1,722,881
Gold received for the creation of Shares	—	—
Gold distributed for the redemption of Shares	(662.610)	(1,213,570)
Gold sold for rebalancing and to pay expenses	(12.050)	(20,623)
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	—	42,442
Net change in unrealized appreciation (depreciation) on investment in gold	—	(37,041)
Balance at June 30, 2022	271.926	$494,089

The following represents the changes in ounces of gold held and the respective fair value during the six months ended June 30, 2021

	Amount in ounces	Amount in US$
Balance at January 1, 2021	—	$—
Gold received for the creation of Shares	1,133.626	2,011,287
Gold distributed for the redemption of Shares	—	—
Gold sold for rebalancing and to pay expenses	(162.600)	(305,307)
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	—	20,467
Net change in unrealized appreciation (depreciation) on investment in gold	—	(14,383)
Balance at June 30, 2021	971.026	$1,712,064

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

For the six months ended June 30, 2022 and 2021, the Sponsor earned a Sponsor Fee of $2,254 and $4,262, respectively, and did not assume any expenses of the Trust.

5. CONCENTRATION OF RISK

The Trust’s sole business activity is the investment in gold bullion and cash to track the Index, less the expenses of the Trust’s operations. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries, and new production projects; (ii) investors’ expectations regarding future inflation rates; (iii) currency exchange rate volatility; (iv) interest rate volatility; and (v) political, economic, global or regional incidents. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

7. SUBSEQUENT EVENTS

On July 26, 2022, Wilshire Phoenix Funds LLC (the “Sponsor”) notified NYSE Arca, Inc. (the “Exchange”) of its decision to voluntarily close, de-list and liquidate wShares Enhanced Gold ETF (the “Trust”) and to withdraw the shares thereof from registration under the Securities Exchange Act of 1934, as amended. As of the close of regular trading on August 22, 2022 (the “Closing Date”), the Trust will no longer accept creation orders and the shares of the Trust will not be traded on the Exchange. Therefore, beginning on the Closing Date, there can be no assurance that there will be a market for the Trust’s shares.

Between the Closing Date and August 29, 2022 (the “Liquidation Date”), the Trust will begin the process of liquidating its portfolio. As a result, the Trust’s cash holdings will increase, which will result in the Trust deviating from the investment objective and strategy referenced in the Trust’s prospectus, and the Trust’s tracking error relative to its benchmark index will therefore be materially impacted. Proceeds of the liquidation, after deducting any fees, expenses, taxes or other charges payable by the Trust in accordance with the terms of the Amended and Restated Trust Agreement governing the Trust, are currently scheduled to be distributed to shareholders on or about the Liquidation Date.

Any shareholders remaining in the Trust on the Liquidation Date will automatically have their shares redeemed for cash at the net asset value as of the Liquidation Date. As calculated on the Liquidation Date, the Trust’s net asset value will reflect the costs of closing the Trust. The cash distribution will be deposited into the cash portion of shareholders’ brokerage accounts. These cash distributions are taxable events, and shareholders should consult their tax advisors about potential tax consequences.

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

Results of Operations

Three Months Ended June 30, 2022

For the three months ended June 30, 2022, 0.5 fine ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $16.98 compared to $18.22 at March 31, 2022. The decrease in NAV per Share was due to a lower price of gold of $1,817.00 at period end, which represented a decrease of 6.44% from $1,942.15 at March 31, 2022. The change in the price of gold and the percentage weighting of gold in the Index contributed to a decrease of 6.44% in the level of the Index during that period. The difference in return of the Trust’s NAV compared to that of the Index was (0.34)%.

Six Months Ended June 30, 2022

For the six months ended June 30, 2022, 70,000 Shares were redeemed in exchange for cash that was used to sell 662.610 fine ounces of gold, and 12.050 fine ounces of gold were sold to pay expenses and for rebalancing. The Trust’s NAV per Share ended the period at $16.98 compared to $17.54 at December 31, 2021. The decrease in NAV per Share was due to a lower price of gold of $1,817.00 at period end, which represented a decrease of 0.17% from $1,820.10 at December 31, 2021. The change in the price of gold and the percentage weighting of gold in the Index contributed to an increase of 0.28% in the level of the Index during that period. The difference in return of the Trust’s NAV compared to that of the Index was (3.41)%.

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

Comparison of Share Price, NAV and wShares Gold Index

At June 30, 2022, the Gold Custodian held 271.926 fine ounces of gold on behalf of the Trust in its vault, with a market value of $494,089 (cost: $491,603) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the six months ended June 30, 2022, was $(14,764), which was due to (i) the Sponsor Fee of $(2,254), (ii) offering costs of $(11,563), (iii) interest expense of $(22), (iv) website design costs of $(4,275), (v) miscellaneous fee of $(2,051), and (vi) a net realized and change in unrealized gain (loss) from investment in gold of $5,401 from operations, which in turn resulted from a net realized gain on gold sold for rebalancing and to pay expenses of $42,442 and a net change in unrealized (depreciation) on investments in gold of $(37,041).

For the three months ended June 30, 2022, the price of the Shares traded on the Exchange decreased from $18.17 per Share to $16.89 per Share. The percentage change of the Share price over the course of the period was a decrease of 7.04%. The difference in return of the price of the Shares compared to the performance of the Index was (0.60)%.

For the six months ended June 30, 2022, the price of the Shares traded on the Exchange decreased from $18.00 per Share to $16.89 per Share. The percentage change of the Share price over the course of the period was a decrease of 6.17%. The difference in return of the price of the Shares compared to the performance of the Index was (6.45)%.

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

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Aggregate Return of the LBMA Gold Price PM	(6.62)%	0.43%
Aggregate Return of the Index	(6.44)%	0.28%
Realized Volatility of LBMA Gold Price PM	12.99%	15.36%
Realized Volatility of the S&P 500® Index	28.32%	25.09%

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

The Administrator, acting pursuant to instructions from the Sponsor, will direct the Cash Custodian to withdraw from the cash account on each Rebalance Date, an amount of U.S. dollars sufficient to pay the Trust’s fees and expenses provided for in the Trust Agreement, and pay such amount to the recipients thereof; provided however that the Sponsor shall separately instruct the Administrator with respect to the timing for distribution of amounts in respect of redemptions. At June 30, 2022, the Trust had a cash balance of $867.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of baskets held by Authorized Participants, the Trust redeemed 0 baskets (comprising 0 Shares) during the three months ended June 30, 2022. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/22 to 4/30/22	—	$—
5/1/22 to 5/31/22	—	$—
6/1/22 to 6/30/22	—	$—
Total	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 1.1 to the Form 10-Q filed on May 17, 2021)

4.1	Amended and Restated Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on December 18, 2020)

4.1.1	Second Amended and Restated Trust Agreement (incorporated by reference from Exhibit 4.1.1 to the Form 10-Q filed on May 17, 2021)

4.2	(Certificate of Trust attached as Exhibit A to the Second Amended and Restated Trust Agreement)

10.1*	Gold Custodian Agreement (Allocated Gold) (incorporated by reference from Exhibit 10.1 to Exhibit 10.1 to the Form S-1/A filed on December 18, 2020)

10.2*	Gold Custodian Agreement (Unallocated Gold) (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on December 18, 2020)

10.3	Cash Custodian Agreement (incorporated by reference from Exhibit 10.3 to the Form Pos Ex filed on March 10, 2021)

10.4*	Index Calculation Agreement (incorporated by reference from Exhibit 10.4 to the Form S-1/A filed on December 18, 2020)

10.5	Fund Administration and Accounting Agreement (incorporated by reference from Exhibit 10.5 to the Form Pos Ex Filed on March 10, 2021)

10.6*	Marketing Agent Agreement (incorporated by reference from Exhibit 10.6 to the Form S-1/A filed on December 18, 2020)

10.6.1	First Amendment to Marketing Agent Agreement (incorporated by reference from Exhibit 10.6.1 to the Form S-1/A filed on September 10, 2020)

10.8	Transfer Agency and Service Agreement (incorporated by reference from Exhibit 10.8 to the Form Pos Ex filed on March 10, 2021)

10.9*	Sponsor Representative Services Agreement (incorporated by reference from Exhibit 10.9 to the Form S-1/A filed on December 18, 2020)

10.10	Sublicense Agreement (incorporated by reference from Exhibit 10.10 to the Form Pos Ex filed on March 10, 2021)

10.11*	Wholesale Marketing Agreement by and among Wilshire wShares Enhanced Gold Trust, Wilshire Phoenix Funds LLC, UMB Distribution Services, LLC and Valor Consulting and Distribution, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 21, 2021)

31.1^	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Portions of these exhibits have been omitted as permitted by the rules and regulations of the SEC.

^	Filed herewith.

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

Date: August 12, 2022

* The registrant is a trust and the person is signing in his capacity as an officer of Wilshire Phoenix Funds, LLC, the Sponsor of the Registrant.